Form 10-Q
period 2008-06-30
Freshwater Technologies Inc.
filed 2008-08-14
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 333-140595

FRESHWATER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0508360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
(Address of principal executive offices) (zip code)

(416) 490-0254
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2008, there were 100,800,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Freshwater Technologies, Inc.
(A Development Stage Company)

June 30, 2008

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30,	December 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	440	224
Accounts receivable	–	92
Other receivable	1,178	2,362
Inventory (Note 3)	–	–
Total Assets	1,618	2,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	27,054	30,308
Accrued liabilities (Note 4)	6,778	10,030
Due to related parties (Note 5)	631,761	562,181
Deferred revenue	7,037	7,037
Total Liabilities	672,630	609,556

Commitments and Contingencies (Notes 1 and 8)
Stockholders’ Deficit
Common Stock
Class A common stock
Authorized: 300,000,000 common shares, with a par value of $0.001
100,800,000 shares issued and outstanding	100,800	100,800
Class B common stock
Authorized: 100,000,000 common shares, with a par value of $0.001; no shares
Issued and outstanding	–	–
Additional Paid-in Capital	128,211	99,890
Accumulated Deficit During the Development Stage	(900,023)	(807,568)
Total Stockholders’ Deficit	(671,012)	(606,878)
Total Liabilities and Stockholders’ Deficit	1,618	2,678

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	Three Months	Three Months	Six Months	Six Months
	January 21, 2005	Ended	Ended	Ended	Ended
	(Date of Inception)	June 30,	June 30,	June 30,	June 30,
	to June 30, 2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	461,599	–	5,855	1,426	5,855
Cost of Sales (Note 3)	214,168	–	238	601	682
Gross Profit	247,431	–	5,617	825	5,173

Expenses
Consulting (Note 5(a))	193,000	9,000	9,000	18,000	18,000
General and administrative	58,090	2,895	1,822	4,091	2,965
Imputed interest (Note 5(b))	94,360	8,381	6,797	16,165	13,417
Marketing and sales (Note 5(a))	224,020	11,596	12,277	27,509	27,566
Professional fees (Note 5(c))	119,367	6,575	12,240	28,395	31,187
Provision for uncollectible sales, net of recoveries	415,316	–	–	(880)	–

Total Expenses	1,104,153	38,447	42,136	93,280	93,135
Net Loss From Operations	(856,722)	(38,447)	(36,519)	(92,455)	(87,962)
Other Income
Gain on settlement of debt	2,000	–	–	–	–
Net Loss	(854,722)	(38,447)	(36,519)	(92,455)	(87,962)
Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		100,800,000	100,800,000	100,800,00	100,800,000

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	from January 21,	Six Months	Six Months
	2005 (Date of	Ended	Ended
	Inception) to June	June 30,	June 30,
	30, 2008	2008	2007
	$	$	$

Operating Activities
Net loss for the period	(900,023)	(92,455)	(87,962)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Donated costs	89,350	12,156	38,422
Imputed interest	94,360	16,165	13,417
Forgiveness of debt (Note 5(e))	45,301	–	–
Provision for inventory obsolescence	60,525	–	–

Changes in operating assets and liabilities:
Accounts receivable	–	92	17,140
Other receivable	(1,178)	1,184	(20)
Inventory	(60,525)	–	(349)
Prepaid expenses	–	–	–
Accounts payable and accrued liabilities	33,832	(6,506)	(6,336)
Deferred revenue	7,037	–	–
Due to related parties	319,697	36,000	36,000
Net Cash Provided by (Used in) Operating		(33,364)
Activities	(311,624)		10,312

Financing Activities
Advances from related parties	446,448	36,580	10,919
Repayments to related parties	(134,384)	(3,000)	(23,900)
Net Cash Provided by (Used in) Financing		33,580	(12,981)
Activities	312,064
Increase (Decrease) in Cash	440	216	(2,669)
Cash – Beginning of Period	–	224	4,317
Cash – End of Period	440	440	1,648

Non-cash Investing and Financing Activities:
Issuance of 80,000,000 shares of common stock
for the acquisition of HMI Technologies Inc.	(45,301)	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

Freshwater Technologies Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
From January 21, 2005 (Date of Inception) to March 31, 2008
(expressed in U.S. dollars)
(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$
Balance – January 21, 2005 (Date of Inception)	–	–	–	–	–
Shares issued to owners of Freshwater (Note 6)	80,000,000	80,000	(80,000)	–	–
Donated interest on related party loans	–	–	17,302	–	17,302
Net loss for the period	–	–	–	(335,337)	(335,337)
Balance – December 31, 2005	80,000,000	80,000	(62,698)	(335,337)	(318,035)
Recapitalization Transactions (Note 7)
Shares of HMI Technologies, Inc.	20,800,000	20,800	(20,800)	–	–
Net liabilities assumed in recapitalization (Note 7)	–	–	–	(45,301)	(45,301)
Donated interest on shareholders’ loans (Note 5(b))	–	–	32,662	–	32,662
Prospectus costs donated by shareholder (Note 5(c))	–	–	29,685	–	29,685
Net loss for the year	–	–	–	(200,939)	(200,939)
Balance – December 31, 2006	100,800,000	100,800	(21,151)	(581,577)	(501,928)
Donated interest on shareholders’ loans (Note 5(b))	–	–	28,231	–	28,231
Forgiveness of debt	–	–	45,301	–	45,301
Prospectus costs donated by shareholder (Note 5(c))	–	–	47,509	–	47,509
Net loss for the year	–	–	–	(225,991)	(225,991)
Balance – December 31, 2007	100,800,000	100,800	99,890	(807,568)	(606,878)

Donated interest on shareholders’ loans(Note5(b))	–	–	16,165	–	16,165
Prospectus costs donated by shareholder(Note 5c)	–	–	12,156	–	12,156
Net loss for the period	–	–	–	(92,455)	(92,455)
Balance-June 30, 2008	100,800,000	100,800	128,211	(900,023)	(671,012)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

NOTES TO FINANCIAL STATEMENTS

1.	Development Stage Company

On January 1, 2006, Freshwater Technologies Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Its principal business now involves the distribution and marketing of drinking water products and water activation products. HMI is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business own approximately 79% of the outstanding common stock of HMI.

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS 141, “Business Combinations”. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 7.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at June 30, 2008, the Company had an accumulated deficit of $900,023 and a working capital deficit of $671,012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company received the Notice of Effectiveness for its S-1 Registration Statement from the United States Securities and Exchange Commission dated July 1, 2008. The S-1 Registration Statement registered 20,400,000 shares of common stock for resale by existing shareholders of the Company at $0.50 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, donated expenses, stock-based compensation expense, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2008, the Company had no cash equivalents.

	e)	Inventory

Inventory consists of water activation products and water filters and is recorded at the lower of cost and net realizable value on a first-in, first-out basis. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. Shipping and handling costs are classified as a component of cost of sales in the statement of operations.

	f)	Revenue Recognition

The Company recognizes revenue from the sale of drinking water products and water activation products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The majority of the sales consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for ELCE products, the customer pays all costs from arrival point in the country to which the ELCE products are shipped. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.

	g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	i)	Financial Instruments

The fair value of financial instruments which include cash, taxes recoverable, accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	l)	Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	m)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

	n)	Recently Adopted Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Adopted Accounting Pronouncement (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

3.	Inventory

		December 31,
	June 30, 2008	2007
	$	$
Finished Goods:
S-1 Units	42,336	42,336
S-2 Units	13,230	13,230
S-3 Units	4,680	4,680
Filters-Sediment	279	279
	60,525	60,525
Provision for inventory obsolescence	(60,525)	(60,525)
	–	–

At December 31, 2007, inventory consisted of water activation products and water filters held for sale and have been fully impaired to reflect the fact that there has been no movement in water activation products and water filters during the year ended December 31, 2007 and there is uncertainty as to whether the products can be resold in the future. For the year ended December 31, 2007, the Company recorded a provision for inventory obsolescence of $60,525 (2006 - $nil) which has been recorded as cost of sales.

4.	Accrued Liabilities

Accrued liabilities of $6,778 (December 31, 2007 - $10,030) is comprised of professional fees.

5.	Related Party Transactions

a)

On January 1, 2006, the Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO will receive $5,000 per month up to May 31, 2006, decreasing to $3,000 per month commencing June 1, 2006. In December 2007, the Company agreed to extend the term of these agreements to December 31, 2008 at $3,000 per month for each agreement. For the six months ended June 30, 2008, the Company recorded $18,000 (June 30, 2007 -$18,000) of consulting expense and $18,000 (June 30, 2007 - $18,000) as marketing and sales expense.

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)

b)

As at June 30, 2008, the Company was indebted to directors and officers of the Company for $631,761 (December 31, 2007 - $562,181) for financing of day-to-day operations and accrued consulting fees. These amounts are unsecured, bear imputed interest at 5.25% per annum, and have no specific terms for repayment. For the six months ended June 30, 2008, the Company recorded $16,165 (June 30, 2007 - $13,417) of imputed interest with respect to amounts indebted to officers and directors of the Company.

c)

For the six months ended June 30, 2008, a shareholder of the Company paid $12,156 (six months ended June 30, 2007 - $38,422) on behalf of the Company towards professional fees related to the Company’s S-1 Registration Statement. These costs have been donated to the Company and have been recorded as additional paid-in capital.

	d)	On May 20, 2006, the Company issued 80,000,000 split-adjusted restricted shares of common stock to management to acquire the business of Freshwater Technologies Inc. Refer to Note 7.

e)

During the year ended December 31, 2007, the former Secretary-Treasurer of the Company forgave outstanding liabilities owed from the Company totaling $45,301. This amount has been recorded as additional paid-in capital.

6.	Common Stock

a)

On June 26, 2006, the Company increased its authorized common stock from 200,000,000 common shares to 400,000,000 common shares with a par value of $0.001 per share, which includes 100,000,000 shares of common stock designated as Series B common stock.

	b)	On May 20, 2006, the Company issued 80,000,000 split-adjusted restricted shares of common stock to acquire the business of Freshwater Technologies. Refer to Note 7.

c)

On December 28, 2004, the Company completed a forward stock split on the basis of four new shares of common stock in exchange for every one old shares of common stock outstanding. As a result, the authorized share capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital increased from 5,200,000 shares of common stock to 20,800,000 shares of common stock. All per share amounts have been retroactively restated to reflect the forward stock split.

7.	Recapitalization Transaction

On January 1, 2006, Freshwater Technologies Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”) which involves the distribution and marketing of drinking water products and water activation products. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business own approximately 79% of the outstanding common stock of HMI.

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS 141, “Business Combinations”. The acquisition has been accounted for as a continuation of the Freshwater Technologies business in accordance with EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”).

$
Advances from related parties	(45,301)
Net liabilities assumed	(45,301)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

8.	Commitments

a)

The Company’s water activation product line, manufactured by Nihon Jisui Co. Ltd. of Japan, is distributed worldwide by ELCE International Inc. of Switzerland. The Company has formalized their relationship with R-Can Environmental Inc. and ELCE International Inc. pursuant to non-exclusive distribution agreements. To date, the Company has entered into three distribution agreements for representation of their products, and the distributors are located in Cost Rica, Panama and Peru.

	b)	The Company stores their inventory and related parts in Toronto, Canada for $150 per month, under an informal lease arrangement. This agreement was terminated May 31, 2008.

9.	Economic Dependence

The Company relies solely upon R-Can Environmental Inc. (“R-Can”), as the sole supplier of their drinking water products, and ELCE International Inc. (“ELCE”), as the sole supplier of their water activation products. The Company’s two suppliers supplied the Company with 100% of the products that the Company offered and sold during the year ended December 31, 2007 and the period ended June 30, 2008. Both R-Can and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Freshwater” mean Freshwater Technologies, Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on December 10, 1999 under the name HMI Technologies Inc. Following incorporation until January 1, 2006, we sought out prospective businesses with which to enter into a merger or business combination. On January 1, 2006, we entered into and closed an asset sale agreement with Max Weissengruber and D. Brian Robertson, whereby we acquired all of the assets related to the business as operated by Mr. Weissengruber and Mr. Robertson under the name “Freshwater Technologies” in consideration for the issuance of 40,000,000 common shares to each individual. Following the closing of the asset sale agreement, we commenced the business of distributing and selling drinking water products and water activation products. On July 5, 2006, we changed our name from HMI Technologies Inc. to Freshwater Technologies, Inc. to better reflect our new business direction. Following the closing of the asset sale agreement, we appointed Mr. Weissengruber as our President and director and Mr. B. Robertson as our Chief Financial Officer and director.

Current Business

We are a distributor of water purification products to local distributors and retailers for household and commercial applications. We currently offer two product lines consisting of drinking water products and water activation products. The drinking water products are Sterilight branded ultraviolet products that are supplied to our company by R-Can Environmental Inc., a leading international manufacturer based out of Guelph, Ontario, Canada. Sterilight branded R-Can ultraviolet water treatment systems incorporate ultraviolet light energy to eradicate microbiological contaminants in drinking water. Traditional disinfection methods like chlorination react with natural organic matter producing objectionable taste and odor and also form substances with known carcinogenic properties such as trihalomethane. Ultraviolet imparts no residual chemicals into the water. This process makes the treated water safe for human consumption. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy. Genetic or hereditary components contained in the water borne contaminants absorb the light energy. The energy of the ultra- violet lamps disrupts the DNA structure of contaminants and prevents their reproduction. It is the disruption of reproduction by ultraviolet treatment that renders the drinking water safe for human consumption. Sterilight lamps provide consistent ultraviolet output over the 9,000 hour life of the lamp and uniform temperature distribution that can provide the desired levels of decontamination.

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals. Our water activation products are supplied to our company by ELCE International Inc. of Switzerland and manufactured by Nihon Jisui Co. Ltd., a Japanese company. We have formalized our relationship with R-Can Environmental Inc. and ELCE International Inc. pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services that complement our drinking water systems. We have local distributors in Costa Rica, Panama and Peru who collectively have 19 ELCE water activation units and 3 ultraviolet drinking water systems installed in various locales. All units have been installed over the last three years and are functioning well.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our two supplier-manufacturers in quantities sufficient to satisfy product orders of our customers.

General

The following is a discussion and analysis of our results of operation for the three and six month periods ended June 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

RESULTS OF OPERATIONS

Three and Six Month Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$-	$5,855	$1,426	$5,855
Expenses	38,447	42,136	93,280	93,135
Net Loss	$38,447	$36,519	$92,455	$87,962

Revenue

We generated revenues of $nil for the three month period ended June 30, 2008, compared to revenues of $5,855 for the three month period ended June 30, 2007. The cost of sales on the orders for the three month period ended June 30, 2008 was $nil, compared to cost of sales on the orders for the three month period ended June 30, 2007 of $238.

We generated $1,426 in revenues for the six month period ended June 30, 2008, compared to revenues of $5,855 for the six month period ended June 30, 2007. The cost of sales on the orders for the six month period ended June 30, 2008 was $601, compared to cost of sales on the orders for the six month period ended June 30, 2007 of $682.

This revenue was generated from sales of both our drinking water products and water activation products with the majority or 98% of the sales consisting of ELCE International Inc. water activation units in Peru, Panama and Costa Rica.

Operating Costs and Expenses

The major components of our expenses for the three and six month periods ended June 30, 2008 are outlined in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Consulting Fees	$9,000	$9,000	$18,000	$18,000
General and Administrative	2,895	1,822	4,091	2,965
Imputed Interest	8,381	6,797	16,165	13,417
Marketing and Sales	11,596	12,277	27,509	27,566
Professional Fees	6,575	12,240	28,395	31,187
Provision for uncollectible sales,
net of recoveries	-	-	(880)	-
Total Expenses	$38,447	$42,136	$93,280	$93,135

During the three months ended June 30, 2008, our operating expenses totalled $38,447 as compared to $42,136 during the three months ended June 30, 2007. Professional fees including costs of our prospectus filed with the Securities and Exchange Commission on July 8, 2008 amounted to $6,575 for the three months ended June 30, 2008 as compared to $12,240 for the three months ended June 30, 2007. Marketing and sales expenses and consultants’ costs were $20,596 during the three months ended June 30, 2008 as compared to $21,277 during the three months ended June 30, 2007. General and administrative expenses were $2,895 during the three months ended June 30, 2008 as compared to $1,822 during the three months ended June 30, 2007. Imputed interest on directors’ loans was $8,381 for the three months ended June 30, 2008 as compared to $6,797 for the three months ended June 30, 2007 due to an increase in amounts owing to related parties.

During the six months ended June 30, 2008, our operating expenses totalled $93,280 as compared to $93,135 during the six months ended June 30, 2007. Professional fees including costs of the prospectus amounted to $28,395 for the six months ended June 30, 2008 as compared to $31,187 for the six months ended June 30, 2007. Marketing and sales expenses and consultants’ costs were $45,509 during the six months ended June 30, 2008 as compared to $45,566 during the six months ended June 30, 2007. General and administrative expenses were $4,091 during the six months ended June 30, 2008 as compared to $2,965 during the six months ended June 30, 2007. Imputed interest on directors’ loans was $16,165 for the six months ended June 30, 2008 as compared to $13,417 for the six months ended June 30, 2007 due to an increase in amounts owing to related parties. During the six months ended June 30, 2008 we recovered $880 of uncollectable sales previously written off as compared to $nil during the six months ended June 30, 2007.

Liquidity and Capital Resources

Working Capital

	June 30, 2008	December 31, 2007
Current Assets	$1,618	$2,678
Current Liabilities	672,630	609,556
Working Capital Deficiency	$(671,012)	$(606,878)

Cash Flows

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash provided (used) in Operating Activities	$(33,364)	$10,312
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	33,580	(12,981)
Net Increase (Decrease) in Cash	$216	$(2,669)

We had cash on hand of $440 and negative working capital of $671,012 as of June 30, 2008 compared to cash on hand of $224 and negative working capital of $606,878 for the year ended December 31, 2007. We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Operating Activities

Operating activities used cash of $33,364 for the six months ended June 30, 2008 and provided $10,312 in cash for the six months ended June 30, 2007.

Financing Activities

Net cash provided by financing activities was $33,580 for the six months ended June 30, 2008 and net cash used in financing activities was $12,981 for the six months ended June 30, 2007. These financing activities were provided by two directors of our company.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

Fundraising will be one of our primary objectives over the next twelve months. The financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through credit facilities and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options.

There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We expect to require from $1,000,000 to $1,400,000. We intend to raise any such additional capital primarily through the private placement of our securities and further borrowings from our directors if this type of funding continues to be available. We also intend to continue to seek additional funds from our directors to fund our day to day operations until a private placement can be pursued but we have no guarantee that our directors will continue to fund our day to day operations.

Estimated Working Capital Expenditures During the Next Twelve Month Period

We estimate our future expenditures for the next twelve months as follows:

Operating expenditures
Marketing	$300,000 - $ 450,000
General and Administrative	$50,000 - $ 75,000
Legal and Accounting 3	$50,000 - $ 75,000
Working capital	$400,000 - $ 500,000
Repayment of Directors’ Advances	$200,000 - $ 300,000
Total	$1,000,000 - $1,400,000

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, donated expenses, stock-based compensation expense, and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2008, we had no cash equivalents.

Inventory

Inventory consists of water activation products and water filters and is recorded at the lower of cost and net realizable value on a first-in, first-out basis. Our company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. Shipping and handling costs are classified as a component of cost of sales in the statement of operations.

Revenue Recognition

We recognize revenue from the sale of drinking water products and water activation products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The majority of the sales consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for ELCE products, the customer pays all costs from arrival point in the country to which the ELCE products are shipped. Our company evaluates the collectability of accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet our financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount our company reasonably believes will be collected. For all other customers, our company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our company’s historical experience.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008, we have no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

The fair value of financial instruments which include cash, taxes recoverable, accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue, and due to related parties were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Our company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 our company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-based Compensation

Effective January 1, 2006, our company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. We have not issued any stock options or share based payments since its inception. Accordingly, there was no effect on our company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our company is currently evaluating the impact of SFAS No. 161 on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our company is currently evaluating the impact of SFAS No. 160 on our financial statements, and the adoption of this statement is not expected to have a material effect on our company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. Our company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of our company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our company’s reported financial position or results of operations.

Risks And Uncertainties

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to June 30, 2008, we have generated $461,599 in revenue from the sale of our products. As at June 30, 2008, we had cash of $440 and negative working capital of $671,012. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the year ended December 31, 2007 state that these factors raise substantial doubt regarding our company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. We cannot assure that we will be able to generate enough interest in our products to ever become profitable. If we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

We have only commenced our business operations on January 1, 2006 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. From the date of inception on January 21, 2005 to the closing of the asset purchase agreement on January 1, 2006, our business operations consisted primarily seeking out prospective entities with which to enter into a merger or business combination. Since January 1, 2006, we have concentrated on our new business of selling drinking water products and water activation products to distributors for resale in our target markets of South America, Central America and the Caribbean. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues, our inability to budget expenses and manage growth accordingly, and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the drinking water and water activation industries make it difficult or impossible to predict future results of our operations. We may not establish a distribution network that will make us profitable, which may result in the loss of some or all of your investment in our common stock.

The fact that we have only generated limited revenues since our inception raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Between December 1999 to June 30, 2008, we raised $13,000 through the sale of shares of our common stock with the balance of our financing requirements coming from two directors. We estimate our average monthly operating expenses to be approximately $24,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock and advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the year ended December 31, 2007.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product selection and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company anticipates that the funds that were raised from private placements by way of subscription agreements and funds advanced from directors will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in expanding our distribution network;

2.	we are unable to create a substantial market for our products;

3.	we incur any significant unanticipated expenses;

4.	we find that we need to acquire additional water treatment products based on market needs.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of operations.

We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of our products. Such outside capital may include the sale of additional stock, shareholder and director advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our sales of our drinking water and water activation products and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Our company relies on two suppliers who supply our company with all of our products and as a result, we could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of our relationship with the suppliers.

We sell drinking water products and water activation products. Our sole supplier of drinking water products, R-Can Environmental Inc. of Guelph, Ontario, Canada, supplied our company with all of our drinking water products that our company sold during the three month period ended June 30, 2008. Similarly, our sole supplier of water activation products, ELCE International of Switzerland, is the distributor of our water activation units manufactured by Nihon Jisui of Japan. We order units from ELCE International which are then shipped from Japan to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International of Switzerland supplied our company with all of our water activation products that our company sold during the three month period ended June 30, 2008. Our two suppliers manufacture their respective products and develop the technologies within such products. In addition, both suppliers also supply similar products from other manufacturers. As of May 2005, R-Can Environmental Inc. supplied our company with products from some components from outside suppliers but all R-Can products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. All ELCE International, Inc. water activation units are manufactured, assembled and shipped from Japan. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with R-Can Environmental Inc. or ELCE International Inc. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

Our future operating results are subject to a number of uncertainties. If these factors negatively affect our business, you could lose your entire investment.

Our future operating results are subject to a number of uncertainties, including our ability to market our portable water beverage and water activation products and to develop and introduce new products, our ability to penetrate new markets, the marketing efforts of distributors and retailers of our products, most of which also distribute or sell products that are competitive with our products, the number, quantity and marketing forces behind products introduced by competitors and laws and regulations and any changes thereto, especially those that may affect the way in which our products are marketed and produced, as well as laws or regulations that are enforceable by such regulatory authorities as the Food and Drug Administration, public health and environmental agencies such as the World Health Organization.

Changes to the current or future government regulation of our products may add to our operating costs.

We may face unanticipated operating costs due to future government regulation of drinking water standards. We believe that we are not currently subject to direct regulation of our current and expected activities, other than regulations generally applicable to businesses. However, the issue of what constitutes pure drinking water as is currently defined leaves the claim of purity open to a broad spectrum of water providers. Laws and regulations may be introduced that affect drinking water standards and claims of purity or other characteristics of water being sold to consumers. Complying with new regulations could increase our operating costs. Furthermore, we may be subject to the laws of various jurisdictions where we actually conduct business. Although we rely on distributors who sell our products in our target markets, there is a risk that we may be deemed to be actively selling in jurisdictions that may impose regulations on the sale of our products. Under such circumstances, we could be subject to fines or penalties that could have a material adverse impact on our business and operations.

Sales and delivery of our products may be interrupted due to international political situations, natural disasters or other causes.

Most of our products are manufactured in Canada and Japan. Our target market includes Central and South America, which are subject to social, economic and political uncertainty. We are subject to the risk that the sale, payment and delivery of our products may be interrupted as a result of social, economic and political turmoil or by natural disasters such as earthquakes and fires. Any such interruptions may cause us to lose customers and distributors and, accordingly, may adversely affect our business and results of operations.

Our industry is very competitive and we may not be able to achieve long term success.

Our products compete with a number of established brands and new products that target the same market as we do. We compete against major manufacturers of both traditional and new water treatment methods and technologies most with substantially greater marketing, cash, distribution, production, technical and other resources than our company has at present. In addition to competitors with comparable ultra violet technology, there are large, well established water treatment companies offering proven technologies such as chlorination, ozone, reverse osmosis and physical filtration methods. If we are unable to produce, market and distribute our products as well as our competitors or if customers do not find our products to be as good or better than others on the market, then we may never develop a client base or sell enough of our product to be profitable. If this happens, we will go out of business.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with three local distributors and the technical assistance of our two product suppliers, R-Can Environmental and ELCE International as well as local accounting and technical support services. At present, Max Weissengruber, our President and director, spends approximately 20 hours per week, or 50%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against them.

In the event that Freshwater Technologies, Inc. were to lose its domain name, it would be difficult to maintain effective relationships with our existing customers as well as prospective customers who had originally been approached by Freshwater Technologies, Inc. The establishment and maintenance of a distribution network for the sale of our drinking water and water activation products will be essential to the success of our business.

We offer drinking water and water activation products to distributors through our marketing efforts. Since we expect that in the future, substantially all of our revenues will be generated from product sales through local distributors, it is vital that we have a flexible relationship with potential distributors.

We realize that our local distribution partners represent the lifeline with existing customers as well as prospective customers for our products.

We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of our products. Promotion of our products will depend largely on our success in managing samples and systems that best support our future distributors. In order to attract and retain distributors of our products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide proven high quality, competitively priced products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

We rely upon our website in both English and Spanish to maintain effective marketing and technical contact with our customers as well as distribution partners.

We design and manage our own website (www.freshwatertechnologies.ca) which contains product, technical, marketing and sales information as well as an investor relation section. There is a special Spanish language section for our Latin American distribution partners. In the event that there is a technical problem or temporary loss of the website, we may not have the internal resources that will allow us to quickly re establish an up-to-date website.

Because our directors and officers control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

Our directors and officers, in the aggregate, beneficially own 79.4% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Risks Associated with our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may affect the market price of our common stock in a material adverse manner.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of August 12, 2008 , there were 100,800,000 common shares issued and outstanding and no Series B common shares issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 400,000,000 common shares, consisting of 300,000,000 class A common shares and 100,000,000 class B common shares which have equal rights and preferences as our common shares. As of August 12, 2008, there were 100,800,000 class A common shares issued and outstanding and no class B common shares issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 43 for discussions of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is our principal executive officer) and our treasurer, chief financial officer, vice-president of sales (who is our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is our principal executive officer) and our treasurer, chief financial officer, vice-president of sales (who is our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is our principal executive officer) and our treasurer, chief financial officer, vice-president of sales (who is our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2 (1)	By-laws
10.1 (1)	Supplier Agreement with ELCE International dated August 18, 2001
10.2 (1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005
10.3 (1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4 (1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005
10.5 (1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6 (1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson
10.7 (1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson
10.8 (1)	Agreement with Max Weissengruber, dated January 1, 2006.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Max Weissengruber
31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of D. Brian Robertson
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

By	/s/ Max Weissengruber
Max Weissengruber
President and Director
(Principal Executive Officer)

Date:	August 14, 2008

By	/s/ D. Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer
Vice-President of Sales and Director
(Principal Accounting Officer
and Principal Financial Officer

Date:	August 14, 2008