Form 10-Q
period 2008-09-30
Freshwater Technologies Inc.
filed 2008-11-14
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2008, there were 112,120,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Freshwater Technologies, Inc.
(A Development Stage Company)

September 30, 2008

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30,	December 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	5,196	224
Accounts receivable	35	92
Other receivable	1,375	2,362
Inventory (Note 3)	–	–
Total Assets	6,606	2,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	21,447	30,308
Accrued liabilities (Note 4)	11,760	10,030
Due to related parties (Note 5)	112,368	562,181
Deferred revenue	7,037	7,037
Total Liabilities	152,612	609,556
Nature of Operations and Continuance of Business and Commitments (Notes 1 and 7)
Stockholders’ Deficit
Common Stock:
Class A common stock
Authorized: 300,000,000 common shares, with a par value of $0.001
112,120,000 shares issued and outstanding (Notes 5 and 6)	112,120	100,800
Class B common stock
Authorized: 100,000,000 common shares, with a par value of $0.001; no shares
issued and outstanding	–	–
Additional Paid-in Capital (Notes 5 and 6)	684,367	99,890
Accumulated Deficit	(942,493)	(807,568)
Total Stockholders’ Deficit	(146,006)	(606,878)
Total Liabilities and Stockholders’ Deficit	6,606	2,678

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	January 21, 2005
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to September 30,	September 30,		September 30
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	461,799	200	979	1,626	979
Cost of Sales (Note 3)	214,272	104	885	705	885
Gross Profit	247,527	96	94	921	94

Expenses
Consulting (Note 5(a))	202,000	9,000	9,000	27,000	27,000
General and administrative	61,219	3,130	7,944	7,220	10,906
Imputed interest (Note 5(b))	95,836	1,475	7,084	17,641	20,501
Marketing and sales (Note 5(a))	247,271	23,251	13,237	50,760	40,803
Professional fees (Note 5(c))	130,977	11,610	11,735	40,005	42,922
Provision for uncollectible sales, net
of recoveries	409,416	(5,900)	(1,230)	(6,780)	(6,400)

Total Expenses	1,146,719	42,566	47,770	135,846	135,732
Net Loss From Operations	(899,192)	(42,470)	(47,676)	(134,925)	(135,638)

Other Income
Gain on settlement of debt	2,000	–	–	–	–
Net Loss	(897,192)	(42,470)	(47,676)	(134,925)	(135,638)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		102,700,000	100,800,000	102,700,000	100,800,000

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	$	$

Operating Activities
Net loss for the period	(134,925)	(135,638)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Donated costs	12,156	53,094
Imputed interest	17,641	20,501
Changes in operating assets and liabilities:
Accounts receivable	57	17,003
Other receivables	987	–
Inventory	–	(279)
Prepaid expenses	–	5,470
Accounts payable and accrued liabilities	(1,131)	(8,823)
Due to related parties	54,000	54,000
Net Cash Provided by (Used in) Operating Activities	(51,215)	5,328
Financing Activities
Advances from related parties	60,187	16,417
Repayments to related parties	(4,000)	(24,900)
Net Cash Provided by (Used in) Financing Activities	56,187	(8,483)
Increase (Decrease) in Cash	4,972	(3,155)
Cash – Beginning of Period	224	4,317
Cash – End of Period	5,196	1,162

Non-cash Investing and Financing Activities:
Issuance of 11,320,000 shares of common stock for
settlement of debt at a fair value of $0.05 per share	566,000	–
Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

1.	Nature of Operations and Continuance of Business

On January 1, 2006, Freshwater Technologies Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Its principal business now involves the distribution and marketing of drinking water products and water activation products. HMI is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at September 30, 2008, the Company had an accumulated deficit of $942,493 and a working capital deficit of $146,006. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2008, the Company had no cash equivalents.

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

	g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.	Summary of Significant Accounting Policies (continued)

	h)	Financial Instruments

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

	j)	Stock-based Compensation

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

	k)	Recent Accounting Pronouncements

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

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

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

	l)	Recently Adopted Accounting Pronouncement

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

3.	Inventory

	September 30,	December 31,
	2008	2007
	(unaudited)
	$	$
Finished Goods:
S-1 Units	42,336	42,336
S-2 Units	13,230	13,230
S-3 Units	4,680	4,680
Filters-Sediment	279	279
	60,525	60,525
Provision for inventory obsolescence	(60,525)	(60,525)
	–	–

At December 31, 2007, inventory consisted of water activation products and water filters held for sale and have been fully impaired to reflect the fact that there has been no movement in water activation products and water filters during the year ended December 31, 2007 and there is uncertainty as to whether the products can be resold in the future. For the year ended December 31, 2007, the Company recorded a provision for inventory obsolescence of $60,525 which was recorded as cost of sales.

4.	Accrued Liabilities

Accrued liabilities of $11,760 (December 31, 2007 - $10,030) is comprised of professional fees.

5.	Related Party Transactions

a)

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2008. For the nine months ended September 30, 2008, the Company recorded $27,000 (September 30, 2007 - $27,000) of consulting expense and $27,000 (September 30, 2007 - $27,000) as marketing and sales expense.

b)

As at September 30, 2008, the Company was indebted to directors and officers of the Company for $112,368 (December 31, 2007 - $562,181) for financing of day-to-day operations and accrued consulting fees. These amounts are unsecured, non interest bearing, and have no specific terms for repayment. For the nine months ended September 30, 2008, the Company recorded $17,641 (September 30, 2007 - $20,501) of imputed interest at a rate of 5.25% per annum with respect to amounts indebted to officers and directors of the Company.

c)

For the nine months ended September 30, 2008, a shareholder of the Company paid $12,156 (nine months ended September 30, 2007 - $53,094) on behalf of the Company towards professional fees related to the Company’s S-1 Registration Statement. These costs have been donated to the Company and have been recorded as additional paid-in capital.

d)

During the year ended December 31, 2007, the former Secretary/Treasurer of the Company forgave outstanding liabilities owed totaling $45,301. This amount has been recorded as additional paid-in capital.

e)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issued 5,700,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $285,000 owing.

f)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issued 5,500,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $275,000 owing.

6.	Common Stock

a)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issued 5,700,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $285,000 owing.

b)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issued 5,500,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $275,000 owing.

c)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issued 120,000 Class A common shares at a fair value of $0.05 per share in consideration of the debt settlement of $6,000 owing.

7.	Commitments

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

b)

On October 9, 2008, the Company signed a Distribution Agreement with Watergeeks Laboratories Inc. pursuant to which the Company has agreed to issue 30,000,000 Class A common shares in order to obtain the exclusive, worldwide rights to distribute and sell the Watergeeks’ products. The closing of this agreement is conditional upon the Company’s satisfaction following a due diligence review of Watergeeks and its corporate, legal and financial documents. The 30,000,000 shares will be issued pursuant to the Distribution Agreement but will be held in escrow pending the outcome of due diligence. Watergeeks’ products include a variety of water bottles and water filters. Watergeeks has agreed to continue to market and promote their products through the term of the agreement, which is ten years. The Company has further agreed to purchase at least a certain number of units from Watergeeks each year.

8.	Economic Dependence

The Company relies solely upon R-Can Environmental Inc. (“R-Can”), as the sole supplier of their drinking water products, and ELCE International Inc. (“ELCE”), as the sole supplier of their water activation products. The Company’s two suppliers supplied the Company with 100% of the products that the Company offered and sold during the year ended December 31, 2007 and the period ended September 30, 2008. Both R-Can and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

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

On October 9, 2008, we signed a Distribution Agreement with Watergeeks Laboratories Inc. pursuant to which we have agreed to issue 30,000,000 of our common shares in order to obtain the exclusive, worldwide rights to distribute and sell the Watergeeks’ products. The closing of this agreement is conditional upon our satisfaction following a due diligence review of Watergeeks and its corporate, legal and financial documents. The 30,000,000 shares were issued pursuant to the Distribution Agreement but will be held in escrow pending the outcome of our Due Diligence review. Watergeeks’ products include a variety of water bottles and water filters. Watergeeks has agreed to continue to market and promote their products through the term of the agreement, which is ten years. We have further agreed to purchase at least a certain number of units from Watergeeks each year.

Current Business

We are a distributor of water purification products to local distributors and retailers for household and commercial applications. We currently offer two product lines consisting of drinking water products and water activation products. The drinking water products are Sterilight branded ultraviolet products that are supplied to our company by R-Can Environmental Inc., a manufacturer based out of Guelph, Ontario, Canada. Sterilight branded R-Can ultraviolet water treatment systems incorporate ultraviolet light energy to eradicate microbiological contaminants in drinking water. Traditional disinfection methods like chlorination react with natural organic matter producing objectionable taste and odor and also forming substances with known carcinogenic properties such as trihalomethane. Ultraviolet imparts no residual chemicals into the water. This process makes the treated water safe for human consumption. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy. Genetic or hereditary components contained in the waterborne contaminants absorb the light energy. The energy of the ultraviolet lamps disrupts the DNA structure of contaminants and prevents their reproduction. It is the disruption of reproduction by ultraviolet treatment that renders the drinking water safe for human consumption. Sterilight lamps provide consistent ultraviolet output over the 9,000 hour life of the lamp and uniform temperature distribution that can provide the desired levels of decontamination.

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals. Our water activation products are supplied to our company by ELCE International Inc. of Switzerland and manufactured by Nihon Jisui Co. Ltd., a Japanese company. We have formalized our relationship with R-Can Environmental Inc. and ELCE International Inc. pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services that complement our drinking water systems. We have local distributors in Columbia, Costa Rica, Panama and Peru.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our two supplier-manufacturers in quantities sufficient to satisfy product orders of our customers.

General

The following is a discussion and analysis of our results of operation for the three and nine month periods ended September 30, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

RESULTS OF OPERATIONS

Three and nine Month Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$200	$979	$1,626	$979
Expenses	42,566	47,770	135,846	135,732
Net Loss	$42,470	$47,676	$134,925	$135,638

Revenue

We generated revenues of $200 for the three month period ended September 30, 2008, compared to revenues of $979 for the three month period ended September 30, 2007. The cost of sales on the orders for the three month period ended September 30, 2008 was $104, compared to cost of sales on the orders for the three month period ended September 30, 2007 of $885 ($521 represents freight costs for equipment shipped but not sold).

We generated $1,626 in revenues for the nine month period ended September 30, 2008, compared to revenues of $979 for the nine month period ended September 30, 2007. The cost of sales on the orders for the nine month period ended September 30, 2008 was $705 compared to cost of sales on the orders for the nine month period ended September 30, 2007 of $885 ($521 represents freight costs for equipment shipped but not sold).

This revenue was generated from sales of our drinking water products.

Operating Costs and Expenses

The major components of our expenses for the three and nine month periods ended September 30, 2008 are outlined in the table below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Consulting Fees	$9,000	$9,000	$27,000	$27,000
General and Administrative	3,130	7,944	7,220	10,906
Imputed Interest	1,475	7,084	17,641	20,501
Marketing and Sales	23,251	13,237	50,760	40,803
Professional Fees	11,610	11,735	40,005	42,922
Provision for uncollectible sales,
net of recoveries	(5,900)	(1,230)	(6,780)	(6,400)
Total Expenses	$42,566	$47,770	$135,846	$135,732

For the three months ended September 30, 2008, our operating expenses totalled $42,566 as compared to $47,770 for the three months ended September 30, 2007. Professional fees, including costs of our prospectus filed with the Securities and Exchange Commission on July 8, 2008 amounted to $11,610 for the three months ended September 30, 2008 as compared to $11,735 for the three months ended September 30, 2007. Marketing and sales expenses and consultants’ costs were $23,251 for the three months ended September 30, 2008 as compared to $13,237 for the three months ended September 30, 2007 with $6,700 of this increase being directly attributable to costs of the Company’s Director of Marketing for Latin America who was hired in September 2008 and the balance of the increase being due to increased travel expenses. General and administrative expenses were $3,130 during the three months ended September 30, 2008 as compared to $7,944 for the three months ended September 30, 2007. This decrease is due to a write off of prepaid expenses of $5,808 in 2007 offset by increased administrative expenses in 2008 of approximately $1,000. Imputed interest on directors’ loans was $1,475 for the three months ended September 30, 2008 as compared to $7,084 for the three months ended September 30, 2007. This decrease is due to the completion of a debt settlement and subscription agreement in August 2008 whereby $560,000 of debt to Directors was settled by the issuance of 11,200,000 common shares of the Company which reduced the imputed interest charged on Directors’ loans for the September 2008 quarter. For the three months ended September 30, 2008 we recovered $5,900 of sales previously written off as compared to $1,230 for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, our operating expenses totalled $135,846 as compared to $135,732 for the nine months ended September 30, 2007. Professional fees including costs of the prospectus amounted to $40,005 for the nine months ended September 30, 2008 as compared to $42,922 for the nine months ended September 30, 2007. Marketing and sales expenses and consultants’ costs were $50,760 for the nine months ended September 30, 2008 as compared to $40,803 for the nine months ended September 30, 2007 with $6,700 of this increase being directly attributable to costs of the Company’s Director of Marketing for Latin America who was hired in September 2008 and the balance of the increase being due to increased travel expenses.. General and administrative expenses were $7,220 during the nine months ended September 30, 2008 as compared to $10,906 for the nine months ended September 30, 2007. This decrease is due to a write off of prepaid expenses of $5,808 in 2007 offset by increased administrative expenses in 2008 of approximately $3,000. Imputed interest on directors’ loans was $17,641 for the nine months ended September 30, 2008 as compared to $20,501 for the nine months ended September 30, 2007. This decrease is due to the completion of a debt settlement and subscription agreement in August 2008 whereby $560,000 of debt to Directors was settled by the issuance of 11,200,000 common shares of the Company which reduced the imputed interest charged on Directors’ loans for the September 2008 quarter offset by higher imputed interest charges in the first two quarters of 2008 due to higher amounts owing to Directors as compared to amounts owing to Directors’ in the first two quarters of 2007. For the nine months ended September 30, 2008 we recovered $6,780 of uncollectable sales previously written off as compared to $6,400 during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Working Capital

	September 30, 2008	December 31, 2007
Current Assets	$6,606	$2,678
Current Liabilities	152,612	609,556
Working Capital Deficiency	$(146,006)	$(606,878)

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash provided (used) in Operating Activities	$(51,215)	$5,328
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	56,187	(8,483)
Net Increase (Decrease) in Cash	$4,972	$(3,155)

We had cash on hand of $5,196 and negative working capital of $146,006 as of September 30, 2008 compared to cash on hand of $224 and negative working capital of $606,878 for the year ended December 31, 2007. We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our full business plan.

Operating Activities

Operating activities used cash of $51,215 for the nine months ended September 30, 2008 and provided $5,328 in cash for the nine months ended September 30, 2007.

Financing Activities

Net cash provided by financing activities was $56,187 for the nine months ended September 30, 2008 and net cash used in financing activities was $8,483 for the nine months ended September 30, 2007. These financing activities were provided by two directors of our company.

Non-cash Investing and Financing Activities

The Company issued, in August 2008, 11,320,000 shares of common stock for settlement of debt of which $560,000 was Due to Directors and $6,000 was owing to a vendor.

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

Future Financings

Fundraising will be one of our primary objectives over the next twelve months. The financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through credit facilities and additional private placements of our equity securities or loans from our directors. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders.

There is no assurance that we will be able to obtain the funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

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

Estimated Working Capital Expenditures During the Next Twelve Month Period

We estimate our future expenditures for the next twelve months as follows:

Operating expenditures
Marketing	$400,000 -	550,000
General and Administrative	$50,000 -	75,000
Legal and Accounting 3	$50,000 -	75,000
Working capital	$400,000 -	500,000
Repayment of Directors’ Advances	$100,000 -	200,000
Total	$1,000,000 -	1,400,000

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, donated expenses, stock-based compensation expense, and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2008, we had no cash equivalents.

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

Revenue Recognition

Our company recognizes revenue from the sale of drinking water products and water activation products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The majority of the sales consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for ELCE products, the customer pays all costs from arrival point in the country to which the ELCE products are shipped. Our company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where our company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, our company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount our company reasonably believes will be collected. For all other customers, our company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our company’s historical experience.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008, our company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

Effective January 1, 2006, our company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. Our company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on our company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to September 30, 2008, we have generated $461,799 in revenue from the sale of our products. As at September 30, 2008, we had cash of $5,196 and negative working capital of $146,006. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the year ended December 31, 2007 state that these factors raise substantial doubt regarding our company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. From December 1999 to September 30, 2008, we raised $13,000 through the sale of shares of our common stock with the balance of our financing requirements coming from two directors. We estimate our average monthly operating expenses to be approximately $24,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock and advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the year ended December 31, 2007.

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

We sell drinking water products and water activation products. Our sole supplier of drinking water products, R-Can Environmental Inc. of Guelph, Ontario, Canada, supplied our company with all of our drinking water products that our company sold during the three month period ended September 30, 2008. Similarly, our sole supplier of water activation products, ELCE International of Switzerland, is the distributor of our water activation units manufactured by Nihon Jisui of Japan. We order units from ELCE International which are then shipped from Japan to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International of Switzerland supplied our company with all of our water activation products. Our two suppliers manufacture their respective products and develop the technologies within such products. In addition, both suppliers also supply similar products from other manufacturers. As of May 2005, R-Can Environmental Inc. supplied our company with products from some components from outside suppliers but all R-Can products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. All ELCE International, Inc. water activation units are manufactured, assembled and shipped from Japan. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with R-Can Environmental Inc. or ELCE International Inc. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

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

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with three local distributors and the technical assistance of our two product suppliers, R-Can Environmental and ELCE International as well as local accounting and technical support services. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 75%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

Our directors and officers, in the aggregate, beneficially own 81.3% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We currently have our common stock quoted on the OTC Bulletin Board. However, we cannot provide our investors with any assurance that public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may affect the market price of our common stock in a material adverse manner.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through appreciation of the stock’s price.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 400,000,000 common shares, consisting of 300,000,000 class A common shares and 100,000,000 class B common shares which have equal rights and preferences as our common shares. As of November 14, 2008, there were 112,120,000 class A common shares issued and outstanding and no class B common shares issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

As of September 30, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is our principal executive officer) and our treasurer, chief financial officer, vice-president of sales (who is our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is our principal executive officer) and our treasurer, chief financial officer, vice-president of sales (who is our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2 (1)	By-laws
10.1 (1)	Supplier Agreement with ELCE International dated August 18, 2001
10.2 (1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005
10.3 (1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4 (1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005
10.5 (1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6 (1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson
10.7 (1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson
10.8 (1)	Agreement with Max Weissengruber, dated January 1, 2006.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Max Weissengruber
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of D. Brian Robertson
32.1*	Certification of Principal Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

By	/s/ Max Weissengruber
Max Weissengruber
President and Director
(Principal Executive Officer)

Date:	November 14, 2008

By	/s/ D. Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer
Vice-President of Sales and Director
(Principal Accounting Officer
and Principal Financial Officer)

Date:	November 14, 2008