Form 10-K
period 2008-12-31
Freshwater Technologies Inc.
filed 2009-04-15
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-140595

FRESHWATER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	4941	98-0508360
State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization	Classification Code Number)	Identification No.)

30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
(Address of principal executive offices)

Issuer’s telephone number (416) 490-0254

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $305,300.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock 122,120,000 shares as of March 31

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.

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

Summary of Current Business

We are a distributor of water treatment products to local distributors and retailers for household and commercial applications. Max Weissengruber, President is responsible for day-today business operations with specific responsibilities for marketing communications, website maintenance, investor relations and liaison with regulatory agencies. Brian Robertson is Chief Financial Officer responsible for budgeting, treasury and comptroller functions. He also fills the specific role of Vice President of Sales, local distributor relations, training and sales support. Douglas Robertson, Secretary maintains corporate records and documentation of business decisions. These officers and directors are capable of managing our current level of business much of which is conducted by our local distributors and supported by our Vice President of Sales, Director of Marketing for Latin America and our Southern Colombian sales agent. We currently offer three product lines consisting of drinking water treatment products and water activation products. The drinking water treatment products feature Sterilight branded ultra violet products that are supplied to our company by R-Can Environmental Inc., a leading international manufacturer based out of Guelph, Ontario, Canada. Sterilight branded ultraviolet water treatment systems incorporate ultraviolet light energy that eradicates harmful microbiological contaminants in drinking water. Traditional disinfectant methods such as chlorination reacts with natural organic matter to produce objectionable taste and odor and also forms substances with known carcinogenic properties such as trihalomethane. Genetic components in organisms carry hereditary characteristics that are copied and transmitted from each cell of water borne contaminants such as bacteria, viruses and parasites. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy which, when absorbed by these contaminants, causes disruption of the DNA Structure of those contaminants preventing reproduction. It is the prevention of reproduction by microbial contaminants that renders ultraviolet treated water safe for human consumption. Sterilight lamps provide consistent UV output over the 9,000 hour life of the lamp and uniform temperature distribution calculated to achieve the desired levels of decontamination.

The Company’s drinking water treatment products also feature the ozone water treatment systems of Ozocan Corporation for the countries of Argentina, Chile, Peru, Costa Rica and Panama. As a proven disinfectant, ozone is more powerful than chlorine and, unlike chlorine, it discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and waste water, are used in bottled water applications as well as treating air conditioning and cooling tower installations. Ozocan systems can be found throughout the globe either as custom designed applications or in one of a number of standard sized units that can meet the effective treatment needs of a wide variety of customers.

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals. Our water activation products are supplied to our company by ELCE International Corp., the worldwide distributor of ELCE products invented by Nihon Jisui Co. Ltd. of Japan. The Company orders units from ELCE International Corp. which are then shipped against customer orders or shipped directly to one of our eleven local distributors located in Argentina, Chile, Colombia, Costa Rica, Panama and Peru. ELCE water activation treatment systems remove rust, scale and corrosion within heating and cooling systems. The water activation units, which range in water flow capacity from 11 liters per minute to over 3,000 liters per minute, change water properties physically without removing or adding chemical impurities, ions or minerals.

In January 2009, the Company signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our Company for a number of years. The most positive aspects of the joint venture agreement will be that ELCE International will not only supply its ELCE water activation units at manufacturer’s cost to Freshwater but will actively participate with Freshwater to market and sell ELCE products to guarantee best performance in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International has compiled comprehensive technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. ELCE International will work closely with Freshwater in targeting industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency as well as significantly improved productivity and output.

The essential elements of the ELCE device lie in the properties of its ceramic balls, hardened to 1200 degrees Centigrade. As water passes through the stainless steel chamber containing the ceramic balls, the balls rotate and rub against each other generating several forms of electrical energy which act to reduce and eliminate the accumulated rust, scale and corrosion that is caused by minerals and salts in the source water. As a result, ELCE water activation eliminates the conventional use and ongoing costs of continually using harsh chemicals to clean out deposits within heating and cooling systems. We have formalized our relationship with ELCE International Corp., R-Can Environmental Inc. and Oxocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

Currently, we market our products to 11 local distributors and retailers in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. These specific markets were selected because the Company has the ability to conduct business in Spanish and has been able to enter into business relationships with firms and individuals with existing commercial customers and the technical resources to sell, install and service our products. In addition, Central and South America are areas where the depth and breadth of competitive products is not as intense as other more developed markets such as North America and Europe. In addition, all of our product lines are chemical free technologies which are gaining more and more support by the general public and increased regulatory attention. Once we have secured the interest of potential local distributors, our Vice President of Sales and/or our Director of Marketing and Sales for Latin America visits the country in question to determine if the potential local partner has an existing business with the required technical capability to represent the products and commercial , heating and cooling business customers. Our initial focus is in the water activation products area since we do have available products for the boiler and refrigeration/cooling products already sold by local distributors. Once an agreement is signed, our Vice President of Sales or Direct of Marketing delivers on site training programs for each local distributor and regularly accompanies local partners on sales presentations to answer questions and provide technical support. The Company receives ongoing product and technical support from ELCE International which is usually provided in Spanish. Communication with local distributors is maintained on a weekly basis with quick responses to questions or inquiries from our distributors.

As a marketing initiative, we also offer training and technical information to local distributors, through our Director of Marketing, who may then pass on such knowledge and information to the end-user. Our primary objective in the short-to-

medium term is to establish an initial customer base in every market we enter. We have found that if potential customers can see our products in a nearby location and talk with the owner of our products, that third party support is critical in growing our business. As a result of the specific definition of our target markets and the fact that we are in the development stage of operations, we have focused on the development of distribution alliances as the preferred means of business development. Our company intends to leverage external resources provided by our local distributors and satisfied customers to minimize overhead and to seek market development by tapping into existing client pools of distributors. These arrangements may take the form of a distribution agreement, joint venture or partnership agreement. To date, we have entered into 11 distribution agreements for representation of our products. We believe that without well-established, reputable local partners, it is difficult to manage the language, culture and business practices of foreign territories.

To date, the cost of our water activation units compare with other methods of treating scale, rust and corrosion in heating and cooling systems and are a one time cost when compared with the never ending cost of chemicals in chemical methods of removing such water based encrustations. We have learned that industrial and commercial customers are financially able to purchase our water activation products which cost a very small amount when compared with the cost they pay in for boiler and refrigeration equipment. In addition, ELCE water activation is designed to maximize operational efficiency by removing rust, scale and corrosion which can increase energy costs and cause production shutdowns and reducing the equipment life of water based heating and cooling systems. The R-Can Environmental ultraviolet units are marketed to middle and higher income households who want to directly control the safety of their household drinking water supplies.

In terms of drinking water treatment systems, all competitive technologies such as chlorination, reverse osmosis, desalinization and ion exchange require some form of electricity in order to function. A normal household ultra violet water treatment system, which requires a sediment filter, uses the equivalent electricity as a 40 watt light bulb. To eliminate sulphur and other taste affecting odors, a carbon filter is also recommended.

We believe that we can develop a distribution network by offering proven chemical free and competitively priced products to our distributors. Through our distribution network, we hope to derive recurring sales revenue from sources, such as servicing potable water equipment, the sale of replacement parts, filters and other consumables. Our distribution network may enable us to offer appropriate solutions to water problems for residential and commercial customers through a combination of testing, product selection, installation, monitoring and service. We also intend to use a distribution network as a way to consider new product lines and enter new markets once a determination of potential need has been made. Distributors are required to purchase all their requirements for water treatment products from our company. As we do not manufacture our products, we are not required to invest in capital intensive infrastructure that is necessary to complete the manufacturing process. We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers.

Drinking Water Products

We represent a wide range of ultraviolet drinking water products, all of which are provided to us by R-Can Environmental Inc., pursuant to our non-exclusive distribution agreement. R-Can Environmental Inc. manufactures all products in Ontario, Canada. All of the drinking water products that we distribute incorporate ultraviolet technology to sterilize and clean drinking water. Ultraviolet disinfection is a well-established, economical and chemical free process that offers a 99.9% reduction in bacteria, parasites and viruses in drinking water. Ultraviolet technology imparts no chemical residues to the water supply and management believes the technology represents the most simple and cost-effective way to treat drinking water supplies. Water is treated as it passes through a chamber where it is exposed to ultraviolet radiation. The R-Can Sterilight disinfection lamps emit a powerful light energy which, when absorbed by contaminants such as bacteria, viruses and parasites, causes the disruption of the DNA structure of the contaminants preventing reproduction of the fixed genetic components or unique characteristics of each microbial contaminant. The prevention of reproduction of contaminants is what renders ultra violet treated water safe for human consumption.

R-Can Environmental Inc.’s ultraviolet products range from 1-2 gallons per minute weighing 11 lbs. to larger units that can treat 1,000 gallons per minute weighing 1,100 pounds. The company has one of the widest ranges of sizes and types of ultraviolet water treatment systems, which make and assemble all of its products in the Guelph, Ontario, Canada manufacturing facility.

Ultra violet technology is well established and NSF International, a non profit agency based in Ann Arbor, Michigan established standards for drinking water products. In October of 2002, NSF International and the US Environmental Protection Agency (EPA) agreed to form a Drinking Water technologies to develop technical evaluation of drinking water technologies.

Standard 55A certification for ultra violet systems means that products certified under Standard 55 A are able to disinfect or remove microorganisms from contaminated drinking water, including bacteria and viruses. R-Can’s ultra violet products sold by Freshwater Technologies are certified under Standard 55A. Information on NSF International and its programs can be found at www.nsf.org.

The technology utilized in our drinking water products exposes water to an ultraviolet purification cycle which provides protection against bacteria and other organic matter. Our water purification system operates as follows: Sterilight ultraviolet water sterilizers incorporate natural ultraviolet light energy to eradicate water borne contaminants such as bacteria, viruses and parasites. Water enters through the bottom part of the ultraviolet reactor chamber and swirls around a low pressure mercury vapor lamp protected by a quartz sleeve. The UV lamp emits powerful ultraviolet light energy at a wave length of 253.7 nm. Genetic components contained in the microorganisms absorb the light energy: this disrupts the DNA and prevents reproduction. Treated water then exits through the top part of the generator cell and is ready for human consumption.

Water Activation Products

We currently can supply approximately 15 different sizes of ELCE water activation devices, all of which are manufactured and supplied to the Company by ELCE International Corp. pursuant to our non-exclusive Joint Venture Agreement signed in January 2009. ELCE International Corp. manufactures all products and ships such products to our company upon request or directly to our distributors.

Industrial and commercial boiler and refrigeration systems typically rely on water as the medium through which the heat exchange process is achieved. An energy source such as oil, electricity or natural gas is required to operate the conversion to a heating or cooling function. Most water sources, however, naturally contain minerals or salts that create rust and sediment buildup in the water supply system. The result is the gradual accumulation of these materials which reduces the efficiency of operating systems and increases energy costs. Conventional treatment of these operating problems has been through the use of chemicals to remove the deposits which result in increased facility maintenance, labor and chemical costs.

Our water activation products process water physically without removing or adding chemical impurities. The device is able to remove the mineral and salt buildup by passing water over hardened ceramic balls inside a stainless steel container. As the water passes through and around the ceramic balls, several types of electrical energies are created. This friction causes a gradual erosion of the accumulations of solid materials inside the water system. After a period of several months, depending upon the amount of accumulation, the water system is cleansed and future accumulation of minerals and salts is prevented. The accumulated material is broken down into very tiny pieces which are purged from the boiler, with larger forms of residue captured by bag filters and, in the case of boilers, there are scheduled shutdown periods when accumulated material is cleaned out from the bottom of the boiler. Once existing deposits are removed, ELCE water activation prevents the deposition of any new deposits in the equipment.

All ELCE units are similar in design. A stainless steel cylinder contains a precisely defined number of highly hardened ceramic balls to a certain height within the stainless steel chamber. Units ranging with flow capacities of 13 liters per minute and weighing 5 kilograms to large units with a flow capacity of over 2,100 liters per minute and weighing over 1,300 kilograms standing 2,200 millimeters high.

The water activation technology in our products offers the following benefits:

1.	Elimination of chemicals;

2.	A reduction in operating costs;

3.	Reduced maintenance costs and labor time;

4.	A 10-year full replacement guarantee;

5.	No environmental impacts;

6.	Energy savings;

7.	Ease of installation and no maintenance; and

8.	Prolonged equipment life as no corrosive chemicals are used.

To date, we have been unable to determine if there are other manufacturer’s who utilize a similar ceramic based, water-flow technology. Potential customers are able to observe the operation of the technology. Once the operating benefits are demonstrated, including the potential cost savings involved, customers have the option to either purchase or lease the equipment from our distributors.

Sales and Marketing

Drinking Water

Although ultra violet technology is a chemical free process, that fact, in and of itself, may not be sufficient reason for a customer to purchase an ultra violet system. There is some routine maintenance required to keep the lamp free from particle accumulation and filters installed as part of an ultra violet solution have to be changed periodically. Ultra violet lamps have a defined period of use beyond which they may not function effectively. These factors place significant responsibility on local distributors to fully understand and be able to explain the benefits and features of our ultra violet products.

We rely exclusively upon local distributors for the marketing and sale of our products. We have 11 distributors in 6 Countries in South and Central America. We solicit local distributor candidates through business opportunity ads and in direct contact with local mechanical, heating and cooling firms. Distributor recruitment efforts will be supported by appropriate sales literature highlighting our products and technologies as well as our website and our suppliers, websites. If we are able to secure financing, we intend to provide a marketing program to support our local distributors. We intend to develop the marketing program so that it consists of Spanish language sales literature, regional advertising in health magazines, newspapers and news magazines in the language of the country in question. The target market for our drinking water products consists of both individual household and commercial consumers since R-Can Environmental has products that can provide safe drinking water from 1.5 gallons per minute to 1000 gallons per minute. The household market includes the sale of water purification products, some of which are installed at the point-of-entry to a residential water system, as well as point-of-use filtration systems designed to improve the quality of drinking water. Household point-of-entry and point-of-use water treatment systems are used to remove bacteria, parasites and viruses in drinking water. Customer requirements for our drinking water products vary by geographical region as a result of differing water qualities and problems. We also offer a wide range of products for commercial customers through Ozocan Corporation. Commercial users require water treatment systems that remove health-related contaminants from the available water supply and are capable of treating large quantities of water on a cost effective basis.

Water Activation

We choose to market our water activation products to local distributors who already supply boiler and refrigeration equipment to commercial and industrial customers. In addition to selling original boiler and refrigeration equipment, our local distributors also may have service contracts to maintain equipment. Our local partners are now converting some of their customers to water activation equipment replacing the ongoing cost of purchasing, storing and handling of chemicals which also introduce potentially hazardous materials into the environment. Customers may either purchase our products outright or lease such products if they wish to remove accumulated buildup in their water systems.

Training and Technical Information

We provide local distributors with a variety of services, including initial training and product familiarization as well as ongoing education and technical assistance in each country where we operate. We offer regular bi monthly on site management, sales, installation and service support. We realize the importance of working directly in person with our local distributors. In addition, we maintain a system of weekly contact with each distributor plus 4-5 country visits each year. We also update technical and product information on our website as well as assist local distributors in the preparation of sales proposals and often participate directly in making sales calls and sales presentations with our local distributors. We do not charge the local distributors for our training and technical information or related services.

Our commercial products use technologies similar to our household products, but afford greater capacity, durability and effectiveness and allow customers increased flexibility for customization. For example, commercial customers in the beverage industry may use our products as they require consistent quality water to enable them to preserve uniformity of taste and appearance in their products, to reduce health-related contaminants and minimize equipment maintenance costs.

Technology

All technologies utilized within our products have either been developed or sourced and tested by our sole suppliers, ELCE International Corp., R-Can Environmental Inc. and Ozocan Corporation. The principal technologies utilized in our drinking water products are ultraviolet sterilization techniques widely recognized as an effective and affordable chemical free water treatment technology that meets NSF/EPA drinking water standards for ultraviolet systems and exceeds U.S. Public Health Standards. Standard 55 A for ultraviolet treatment systems certifies equipment that can provide safe drinking water from water supplies containing microbial contaminants harmful to human health. R-Can Environmental’s ultraviolet products sold by Freshwater Technologies have received NSF certification under Standard 55A.

Ozocan Corporation’s products use ozone as a proven disinfectant; ozone is 52 percent more powerful than chlorine and, unlike chlorine, it discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and waste water and are used in bottled water applications as well as treating air conditioning and cooling water installations.

The principal technologies utilized in our water activation products are electrolytic fluidization with the use of special ceramic materials. The friction caused by water flowing around the ceramic balls generates several types of electrical energies. Nihon Jisui Co Ltd , the Japanese inventor of water activation units, has provided the following summary of some of the technologies used in their water activation units:

Electrical Energy Forms

Pyroelectricity: Energy generated by electrons coming out of the ceramics and produced by the temperature differences between the ceramic’s outer surface and water or between the inner and outer areas of the unit.

Piezoelectricity: This form of energy is created by changes in water pressure as water passes around the ceramics or by a change in pressure between the ceramic balls themselves.

Frictional electricity: This electrical charge is produced by the friction generated between the ceramic balls themselves or caused by the combination of the collision between the ceramic balls and the water passing through the stainless steel cylinder.

Intellectual Property

We do not currently own any intellectual property other than our registered domain name of www.freshwatertechnologies.ca, which we have the right to renew after two years.

Research and Development

We do not carry out any independent research and development of our products. All research and development is carried out by R-Can Environmental Inc and Ozocan Corporation in regards to our drinking water products and by ELCE International Corp. in regards to our water activation products.

Warranty

ELCE International Corp. provides a 10 year replacement guarantee on its water activation units provided the unit is installed according to manufacturer’s specifications. R-Can Environmental Inc. Sterilight systems carry a 7 year warranty on the stainless steel reactor chamber, a 1 year warranty on UV lamps and monitor probes, and a 5 year pro rated warranty on all other components.

Government Approval

Neither our company nor our company’s products or services are regulated by governments in any of our markets and no permits specific to our industry are required in order for our company to operate or to sell our products and services. R-Can Environmental Inc. has received NSF approval for meeting ultraviolet drinking water standards which are generally higher than standards in the countries where we sell ultraviolet products. Some jurisdictions, like the EPA in the United States, have developed drinking water standards which can be achieved with a variety of technologies but not with direct regulation of such devices themselves.

Environmental Issues

To our knowledge, neither the sale nor the distribution of our products constitute activities or generate materials, in a material manner, that require compliance with federal, state or local environmental laws in any jurisdictions of our operation. Our ultraviolet water treatment systems must meet drinking water standards in any jurisdictions where we maintain business operations. NSF International, the Non Profit agency certifies, in conjunction with the US Environmental Protection Agency (EPA) , ultra violet products that will meet NSF Standard 55A for effective treatment of water borne bacteria and viruses. R-Can Environment’s products sold by Freshwater Technologies have been certified as meeting NSF Standard 55A which exceeds drinking water standards established in other countries.

Employees

Our company is currently operated by Max Weissengruber as our President, D. Brian Robertson as our Treasurer, Chief Financial Officer and Vice-President of Sales and Douglas R. Robertson as our Secretary. We also have a Director of Marketing and Sales for Latin America and a sales agent in Southern Colombia. As a development stage company, we are currently able to manage our business with these consulting personnel. We rely extensively on our local distributors supported by our Vice President of Sales and Director of Latin America Sales to generate sales of our products. We also receive technical support from our three product suppliers R-Can Environmental, Ozocan Corp. and ELCE International. We also retain the technical services of Graham Linttell for shipping and installation assistance. Periodically, we may periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company may hire employees when circumstances warrant. If it does become necessary, we intend to carry out any such hiring on a contract basis.

Reports to Security Holders

We are not required to deliver an annual report to our stockholders and will not send an annual report with annual audited financial statements to our stockholders after such reports are required to be prepared and filed with the Securities and Exchange Commission. We are required to file annual, quarterly and current reports and other information with the Securities and Exchange Commission. At such time, our Securities and Exchange Commission filings will be available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330.

Item 1A. Risk Factors.

Risks Related to the Economy

The recent weakening of economic conditions around the world could have harmful effects on our business. If these harmful effects cause us to scale down our planned operations, then our share price will likely decrease. If these harmful effects cause us to cease our operations, then our shareholders will likely lose their entire investment in our company.

The recent weakening of economic conditions around the world could have harmful effects on our business. Weakening economic conditions generally lead to less money being spent on luxuries, which water treatment products may be considered by many to be. If consumers spend less and do not choose to spend their limited funds on our water treatment products, we will earn less revenue then we currently plan on and we will not be able to achieve profitable operations.

The recent economic problems will likely also have a negative impact on the amount of money we may expect to raise through sales of our equity securities. Many investors have recently seen large decreases in the value of various investments due to declining share prices across many economic sectors. Because of this and other market factors, if we choose to raise funds through the sale of our equity securities, potential investors may be less likely to buy our equity securities or we may be need to sell our equity securities at low prices, resulting in fewer proceeds. This would make it difficult for us to raise adequate amounts to fund our operations through the sale of our equity securities.

If we are unable to fund our operations through revenues or the sale of our equity securities, then we may choose to borrow money to pay for some of our operations. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company.

If we cannot fund our planned operations from revenue, the sale of our equity securities or through incurring debt on acceptable terms, then we will likely have to scale down or cease our operations. If we scale down our operations, our share price would likely decrease and if we cease our operations, shareholders will likely lose their entire investment in our company.

The recent weakening of economic conditions around the world could have harmful effects on the operations of our customers and suppliers and the confidence of end consumers, all of which could cause our operations to suffer and our revenues to decrease.

Some of our customers or suppliers could experience serious cash flow problems due to the current economic situation. If our customers or suppliers attempt to increase their prices, pass through increased costs, alter payment terms or seek other relief, our business may suffer from decreased sales to final consumers or increased costs to us. If any of our vendors or suppliers go out of business, we may not be able to replace them with other companies of the same quality and level of service. If the quality of our products and promptness of delivery deteriorates as a result, our revenue will likely decrease as retailers and consumers would be less likely to choose our products out of those available to them.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and further deterioration of the economy, and even consumer fear that the economy will deteriorate further, could intensify the adverse effects of these difficult market conditions.

Risks Related to our Company

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to December 31, 2008, we have generated $461,799 in revenue from the sale of our products. As at December 31, 2008, we had cash of $160 and negative working capital of $204,672. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2008 and December 31, 2007state that these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. From December 1999 to March 31, 2008, we raised $13,000 through the sale of shares of our common stock with the balance of our financing requirements coming from two directors. We estimate our average monthly operating expenses to be approximately $30,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock and advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended December 31, 2008 and December 31, 2007.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors and cause us to go out of business.

As of December 31, 2008, we had total liabilities of $206,548, $167,957 of which was due to related parties. Our liabilities are substantial relative to our current assets, which were $1,876 as of December 31, 2008, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors. If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company. Our substantial liabilities and lack of cash could also have other negative effects, including:

  increase our vulnerability to adverse general economic conditions;

  require us to dedicate a substantial portion of our cash flow from operations to payments on our liabilities, thereby reducing the availability of our cash flow to fund working capital, investments, capital expenditures and other general corporate purposes;
  limit our ability to make required payments under our existing contractual commitments (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”);
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and, place us at a competitive disadvantage compared to our competitors that have fewer liabilities.

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

Our company anticipates that the funds that were raised from private placements by way of subscription agreements and funds advanced from directors will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. We will need additional capital in the next month in order to continue our business plan.

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

If we are unable to obtain additional capital in the next month, then we will be unable to pursue our business plan and we will go out of business. If this happens, investors will lose their entire investment in our company.

Our company relies on three suppliers who supply our company with all of our products and as a result, we could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of our relationship with the suppliers.

We sell drinking water treatment products and water activation products. Our two suppliers of drinking water products, R-Can Environmental Inc. of Guelph, Ontario, Canada, and Ozocan Corporation of Toronto, Ontario, Canada supplied our company with all of our drinking water treatment products that our company sold during the years ended December 31, 2008 and December 31, 2007. Similarly, our sole supplier of water activation products, ELCE International Corp., is the manufacturer and distributor of our water activation units. We order units from ELCE International which are then shipped to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International supplied our company with all of our water activation products that our company sold during the year ended December 31, 2008 and December 31, 2007. Our three suppliers manufacture their respective products and develop the technologies within such products. In addition, these suppliers also supply similar products from other manufacturers. As of May 2005, R-Can Environmental Inc. supplied our company with products from some components from outside suppliers but all R-Can products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with R-Can Environmental Inc., Ozocan Corporation or ELCE International Inc. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with eleven local distributors and the technical assistance of our three product suppliers, R-Can Environmental, Ozocan Corporation and ELCE International as well as local accounting and technical support services, our Latin American Director of Sales and our Southern Colombian sales agent. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 80%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

Risks Relating to our Business

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

Our industry is very competitive and we may not be able to achieve long term success. If this happens, we will go out of business.

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

Risks Related to our Securities

Because our directors and officers control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders and other shareholders will likely have no effect on the decisions made by our company. This could result in our management making decisions that are in the best interest of themselves and not in the best interest of shareholders. Shareholders could lose some or all of the value of their investments in our common stock as a result.

Our directors and officers, in the aggregate, beneficially own approximately 75% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

The market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results;
  changes in securities analysts estimates of our financial performance;
  changes in general economic conditions and in the software industry;
  changes in market valuations of similar companies;
  announcements by us or our competitors of significant new products; and, the loss of key management.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of March 31, 2009, there were 122,120,000 common shares issued and outstanding and no Series B common shares issued and outstanding. In addition under our Joint Venture Agreement with ELCE International Corporation we have committed to issue 20,000,000 common shares over the next two years. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

Item 2. Properties.

Our executive and head office is located at Suite 200, 30 Denver Crescent, Toronto, Ontario, Canada M2J 1G8. The 150 square foot office is provided by Max Weissengruber at no cost to the company. This operating facility functions as our main operating facility. Until May 31, 2008, we stored our impaired inventory and related parts at 78 A Millwood Road, Toronto, Ontario, Canada at a cost of $150 per month, under an informal lease arrangement with Graham Linttell, who also provides technical support to our shipping and installation activities. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

We know of no material pending legal proceedings to which we are a party or of which any of our property is the subject. . There are no material pending legal proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to our interest.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our Common stock is quoted on the OTC Bulletin Board under the Symbol “FWTC”. Our stock was originally approved for trading on the OTC Bulletin Board on September 2, 2008 under the symbol “FWTC”.

The following table reflects the high and low bid information for our common stock obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

End Date	Bid High	Bid Low
03/31/2009	$0.08	$0.03
12/31/2008	$0.50	$0.05
09/28/2008	$0.55	$0.10

On April 8, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.03.

Transfer Agent

Our common shares are issued in registered form. Signature Stock Transfer Inc. of 2301 Ohio Drive, Suite 100, Plano Texas, 75093, Phone: (972)612-4120, Fax: (972)612-4122 is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of April 8, 2009, there were 39 registered holders of record of our common stock. As of such date 122,120,000 common shares were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Although there are no restrictions that limit our ability to pay dividends on our common stock, our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 25, 2009, we issued 10,000,000 restricted shares of common stock upon closing of a joint venture agreement to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we are relying on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. On August 15, 2008, we sold an aggregate of 11,320,000 shares of our common stock to three investors at a deemed price of $0.05 per share. Two of these investors are directors and officers of our company. In each case the purchase price for the shares was paid by way of satisfaction of debt owed by our company in the aggregate amount of $566,000. In selling these shares of our common stock we relied on the registration exemption provided by Regulation S and/or Section 4(2), promulgated under the Securities Act of 1933, as amended.

On May 20, 2006, we issued 80,000,000 shares to the directors of our company for the net assets, goodwill, name and business of Freshwater Technologies, a water treatment distribution company, in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Max Weissengruber and D. Brian Robertson acquired 40,000,000 shares each. Mr. Weissengruber and Mr. Robertson are not U.S. persons as that term is defined in Regulation S. In selling these shares of our common stock we relied on the registration exemption provided by Regulation S and/or Section 4(2), promulgated under the Securities Act of 1933, as amended.

Between December 1999, and February, 2000 we issued 5,100,000 common shares to 23 subscribers at an offering price of $0.0025 per share for gross offering proceeds of $12,750 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons as that term is defined in Regulation S. In selling these shares of our common stock we relied on the registration exemption provided by Regulation S and/or Section 4(2), promulgated under the Securities Act of 1933, as amended.

Between December 1999, and February, 2000 we issued 100,000 common shares to 1 subscribers at an offering price of $0.0025 per share for gross offering proceeds of $250. We issued the shares to the subscribers relying on an exemption from registration under Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1 - 31, 2009	Nil	not applicable	Nil	not applicable
November 1 – 30, 2008	Nil	not applicable	Nil	not applicable
October 1 - 31, 2009	Nil	not applicable	Nil	not applicable

Item 6. Selected Financial Data.

SUMMARY OF FINANCIAL DATA

The following information represents selected audited financial information for our company for the fiscal years ended December 31, 2008 and December 31, 2007. The summarized financial information presented below is derived from and should be read in conjunction with our audited financial statements, as applicable, including the notes to those financial statements which are included elsewhere in this prospectus along with the section entitled “Plan of Operation” beginning on page 15.

	Year Ended December 31, 2008	From January 21, 2005 to December 31, 2008*
Revenue	$1,626	$461,799
Net Loss for the Period	$195,813	$1,003,381

	As at December 31, 2008	As at December 31, 2007*
Working Capital	$(204,672)	$(606,878)
Total Assets	$1,876	$2,678
Total Number of Issued and Outstanding Shares of Common Stock	112,120,000	100,800,000
Accumulated Deficit	$(1,003,381)	($807,568)
Total Stockholders’ Deficit	$(204,672)	($606,878)

Information for the year ending December 31, 2008 and as at December 31, 2008 includes the operations of Freshwater Technologies, the company we acquired January 1, 2006

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and December 31, 2007 and the related notes that appear elsewhere in this Form 10K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement and prospectus, particularly in the section entitled “Risk Factors” beginning on page 8 of this Form 10K.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

We were incorporated in the State of Nevada on December 10, 1999 under the name HMI Technologies Inc. Following incorporation until January 1, 2006, we sought out prospective businesses with which to enter into a merger or business combination. On May 20, 2006 effective January 1, 2006, we entered into and closed an asset sale agreement with Max Weissengruber and D. Brian Robertson, whereby we acquired all of the assets related to the business as operated by Mr. Weissengruber and Mr. Robertson under the name “Freshwater Technologies” in consideration for the issuance of 40,000,000 common shares to each individual. Following the closing of the asset sale agreement, we commenced the business of distributing and selling drinking water products and water activation products. On July 5, 2006, we changed our name from HMI Technologies Inc., to Freshwater Technologies, Inc. to better reflect our new business direction. Following the closing of the asset sale agreement, we appointed Mr. Weissengruber as our President and director and Mr. B. Robertson as our Treasurer, Chief Financial Officer and director.

Summary of Current Business

We are a distributor of water purification and activation products to local distributors and retailers for household and commercial applications. We currently offer two product lines of drinking water treatment products and one water activation product line. The first drinking water treatment products’ line is Sterilight branded ultraviolet products that are supplied to our company by R-Can Environmental Inc., a leading international manufacturer based out of Guelph, Ontario, Canada. Sterilight branded R-Can ultraviolet water treatment systems incorporate ultraviolet light energy to eradicate microbiological contaminants in drinking water. Traditional disinfection methods like chlorination react with natural organic matter producing objectionable taste and odor and also form substances with known carcinogenic properties such as trihalomethane. Ultraviolet imparts no residual chemicals into the water. This process makes the treated water safe for human consumption. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy. Genetic or hereditary components contained in the water borne contaminants absorb the light energy. The energy of the ultra violet lamps disrupts the DNA structure of contaminants and prevents their reproduction. It is the disruption of reproduction by ultra violet treatment that renders the drinking water safe for human consumption. Sterilight lamps provide consistent ultraviolet output over the 9,000 hour life of the lamp and uniform temperature distribution that can provide the desired levels of decontamination.

The second drinking water treatment products’ line features the ozone water treatment systems of Ozocan Corporation for the countries of Argentina, Chile, Peru, Costa Rica and Panama. As a proven disinfectant, ozone is more powerful than chlorine and, unlike chlorine, it discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and waste water, are used in bottled water applications as well as treating air conditioning and cooling tower installations. Ozocan systems can be found throughout the globe either as custom designed applications or in one of a number of standard sized units that can meet the effective treatment needs of a wide variety of customers.

In January 2009, the Company signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our Company for a number of years. The most positive aspects of the joint venture agreement will be that ELCE International will not only supply its ELCE water activation units at manufacturer’s cost to Freshwater but will actively participate with Freshwater to market and sell ELCE products to guarantee best performance in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International has compiled comprehensive technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. ELCE International will work closely with Freshwater in targeting industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency as well as significantly improved productivity and output. Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals. Our water activation products are manufactured and supplied to our company by ELCE International Corp.

We have formalized our relationship with R-Can Environmental Inc., Ozocan Corporation and ELCE International Corp. pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services that complement our drinking water treatment systems. We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers.

Currently, we market our products to 11 local distributors and retailers in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. These specific markets were selected because the Company has the ability to conduct business in Spanish and has been able to enter into business relationships with firms and individuals with existing commercial customers and the technical resources to sell, install and service our products. In addition, Central and South America are areas where the depth and breadth of competitive products is not as intense as other more developed markets such as North America and Europe. In addition, all of our product lines are chemical free technologies which are gaining more and more support by the general public and increased regulatory attention. Once we have secured the interest of potential local distributors, our Vice President of Sales and/or our Director of Marketing and Sales for Latin America visits the country in question to determine if the potential local partner has an existing business with the required technical capability to represent the products and commercial, heating and cooling business customers.

Results of Operations for the Period from January 21, 2005 (date of inception) to December 31, 2008

The financial statements have been restated to reflect the operations of Freshwater Technologies, Inc. from the date of its incorporation, January 21, 2005. During the period from January 21, 2005(date of inception) to December 31, 2008, we generated $461,799 in revenue. This revenue was generated from sales of both our drinking water products and water activation products with the majority or 98% of the sales consisting of ELCE International Inc. water activation units in Peru, Panama and Costa Rica. The cost of sales on these orders was $214,272 resulting in a gross profit of 53.6% .

During the period from January 21, 2005 to December 31, 2008, our operating expenses totaled $1,252,908. Consulting costs were $211,000; general and administrative expenses were $113,235; marketing and sales expenses totaled $279,547; and professional fees were $142,452. Imputed interest, on Director’s loans, totaled $98,058. A provision in the amount of $408,616 was made for sales that were deemed to be uncollectable net of recoveries to December 31, 2008 as these sales were in excess of one year old. We recorded a gain on settlement of debt in the amount of $2,000.

We reported a net loss of $1,003,381 for the period from date of inception to December 31, 2008.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

During the year ended December 31, 2008, we signed a contract with our Director of Marketing and Sales-Latin America, increased our distributors from 4 to 11 with representation in six Countries in South and Central America, reconfirmed our supplier agreements, performed market research and testing and increased marketing activities.

In January 2009, we signed an agreement with a new supplier of ozone water treatment equipment, Ozocan Corporation. In January 2009, we signed a Joint Venture Agreement with our supplier of water activation equipment, ELCE International Corporation.

During the year ended December 31, 2008, we generated $1,626 in sales revenue compared with $979 for the year ended December 31, 2007. Cost of sales for the year ended December 31, 2008 was $705 or 43% of sales compared with cost of sales of 885 ($521 represents freight costs for equipment shipped but not sold) or 90% of sales. For the year ended December 31, 2008 our gross profit was 57% of sales compared with gross profit of 10% of sales during the year ended December 31, 2007.

During the year ended December 31, 2008, our operating expenses totaled $196,734 as compared to $167,039 during the year ended December 31, 2007. Professional fees including costs of the Company’s Prospectus amounted to $51,480 for the year ended December 31, 2008 as compared to $43,287 for the year ended December 31, 2007. Marketing and sales expenses and consultants’ costs were $119,036 during the year ended December 31, 2008 as compared to $90,541 during the year ended December 31, 2007. This increase of $28,495 is mainly attributable to the consulting fees and travel expenses paid under our agreement with our Director of Marketing and Sales for Latin America. General and administrative expenses were $13,935 during the year ended December 31, 2008 as compared to $14,780 during the year ended December 31, 2007. Imputed interest on Directors’ loans was $19,863 for the year ended December 31, 2008 as compared to $28,231 for the year ended December 31, 2007. This decrease is due to the payment of $560,000 owing to Directors by the issuance of common shares in July 2008 and the resultant decrease in imputed interest. During the year ended December 31, 2008, we recovered $7,580 of uncollectable sales previously written off as compared to $9,800 during the year ended December 31, 2007.

In the year ended December 31, 2008 we provided $nil for impairment of inventory as compared to $60,525 during the year ended December 31, 2007. We reported a net loss of $195,813 for the year ended December 31, 2008 as compared to a net loss of $225,911 for the year ended December 31, 2007 because in 2007 inventory consisting of water activators and water filters held for sale has been fully impaired to reflect the fact that there has been no movement in water activation products and water filters for two years and there is uncertainty as to whether the products can be resold in the future. We recorded a gain on settlement of debt in the amount of $nil in 2008 versus $2,000 in 2007.

Liquidity and Capital Resources

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations.

We have incurred operating losses since inception, and this is likely to continue into the year ending December 31, 2009. Management projects that we may require an additional $1,000,000 to $1,400,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures
Marketing	$400,000 - $ 500,000
General and Administrative	$50,000 - $ 75,000
Legal and Accounting	$50,000 - $ 75,000
Working capital	$500,000 - $ 600,000
Repayment of Directors’ Advances	$100,000 - $ 150,000
Total	$1,000,000 - $ 1,400,000

Our cash on hand as at December 31, 2008 was $160. As at December 31, 2008, we had negative working capital of $204,672. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities, borrowing money from third parties or borrowing further amounts from our Directors. We will continue to seek additional funds from our Directors to fund our day to day operations until a private placement can be pursued but we have no guarantee that our directors will continue to fund our day to day operations.

The recent weakening of economic conditions around the world could have harmful effects on our business. Weakening economic conditions generally lead to less money being spent on luxuries, which water treatment products may be considered by many to be. If consumers spend less and do not choose to spend their limited funds on our water treatment products, we will earn less revenue then we currently plan to and we will be less likely to achieve profitable operations.

The recent economic problems will likely also have a negative impact on the amount of money we may expect to raise through sales of our equity securities. Many investors have recently seen large decreases in the value of various investments due to declining share prices across many economic sectors. Because of this and other market factors, if we choose to raise funds through the sale of our equity securities, potential investors may be less likely to buy our equity securities or we may be need to sell our equity securities at low prices, resulting in fewer proceeds. This would make it difficult for us to raise adequate amounts to fund our operations through the sale of our equity securities.

Some of our customers or suppliers could experience serious cash flow problems due to the current economic situation. If our customers or suppliers attempt increase their prices, pass through increased costs, alter payment terms or seek other relief, our business may suffer from decreased sales to final consumers or increased costs to us. If any of our vendors or suppliers go out of business, we may not be able to replace them with other companies of the same quality and level of service. If the quality of our products and promptness of delivery deteriorates as a result, our revenue will likely decrease as retailers and consumers would be less likely to choose our products out of those available to them.

If we are unable to fund our operations through revenues or the sale of our equity securities, then we may choose to borrow money to pay for some of our operations. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company.

If we cannot fund our planned operations from revenue, the sale of our equity securities or through incurring debt on acceptable terms, then we will likely have to scale down or cease our operations. If we scale down our operations, our share price would likely decrease and if we cease our operations, shareholders will likely lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and further deterioration of the economy, and even consumer fear that the economy will deteriorate further, could intensify the adverse effects of these difficult market conditions.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the years ended December 31, 2008 and December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Fundraising will be one of our primary objectives over the next twelve months. The financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through credit facilities and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Operating Activities

Operating activities used cash of $372,100 for the period between our date of inception(January 21,2005) to December 31,2008. Operating activities used cash of $93,840 for the year ended December 31, 2008 and provided $13,756 in cash for the year ended December 31, 2007.

Financing Activities

Net cash provided by financing activities was $372,260 for the period between our date of inception (January 21, 2005) to December 31, 2008. Net cash provided by financing activities was $93,776 for the year ended December 31, 2008 and net cash used in financing activities was $17,849 for the year ended December 31, 2007. These financing activities were provided by two Directors of the Company.

On May 20, 2006, we issued 80,000,000 shares to the directors of our company for the net assets, goodwill, name and business of Freshwater Technologies, a water treatment distribution company, in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. Max Weissengruber and D. Brian Robertson acquired 40,000,000 shares each. Mr. Weissengruber and Mr. Robertson are not U.S. persons as that term is defined in Regulation S.

Between December 1999, and February, 2000 we issued 5,100,000 common shares to 23 subscribers at an offering price of $0.0025 per share for gross offering proceeds of $12,750 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons as that term is defined in Regulation S.

Between December 1999, and February, 2000 we issued 100,000 common shares to 1 subscribers at an offering price of $0.0025 per share for gross offering proceeds of $250. We issued the shares to the subscribers relying on an exemption from registration under Regulation D and/or Section 4(2) or 4(6) of the Securities Act of 1933.

Non-cash Investing and Financing Activities

In August 2008, the Company issued 11,320,000 shares of common stock for settlement of debt at a fair value of $0.05 per share.

Growth Strategy

Effective September 2008, we signed an Agreement with our Director of Marketing and Sales for Latin America. During the last quarter of 2008, we expanded our distributors from 4 to 11 with representation in 6 Countries in South and Central America including Argentina, Chile, Colombia, Costa Rica, Panama and Peru.

We plan to incrementally increase sale of water activation products by using successful installation as local reference points for approaching industries or commercial firms that utilize similar boiler and refrigeration systems. Our success will be largely dependent upon the marketing of our products to a manageable number and variety of markets. In the event that we are able to secure sufficient financing, we will be able to consider expanding the offering of additional products and/or technologies by our three suppliers or future additional suppliers. If we have the appropriate resources, we can also gradually explore establishing relationships with an increased number of suppliers.

Future Operations

Our primary objectives for the next twelve month period include the pursuit of financing through private placement of our equity securities to directors, shareholders and new shareholders which would allow us to further develop and expand our present marketplace building on our local distributor and customer base to secure more sales and product installations where we have established commercial credibility. We believe that there is a strong market for our innovative and cost effective product lines. We intend to seek to establish relationships with heating and cooling service and equipment suppliers as well as firms already supplying pumps, water tanks, and other water related equipment.

Marketing

Assuming that we will be able to obtain the financing that we need, we estimate that we will incur $500,000 in marketing costs during the next twelve month period. Our proposed marketing activities for the next twelve month period include:

1.

Advertisements in local markets, in the language of the country and editorial coverage in water treatment journals and magazines demonstrating successful applications of ultraviolet and water activation technologies.

2.	Participation in selected trade show directed at both distributors as well as consumer related events for people interested in drinking water treatment systems for their own homes.

3.

Building on local, word-of-mouth support from satisfied customers who have contacts within their own industry or community or, in the case of individual home owners, people who live in their communities who are concerned about drinking water quality and looking for affordable treatment solutions.

4.	Pursuit of local distributors who will properly represent our products.

General and Administration

General and administration costs include personnel costs, office, and miscellaneous expenses. We estimate that we will incur $50,000 in general and administrative costs during the next twelve month period based on previous costs and probable expansion of our business over the next twelve month period.

Our company is currently operated by Max Weissengruber as our President, D. Brian Robertson as our Treasurer, Chief Financial Officer and Vice-President of Sales and Douglas R. Robertson as our Secretary. Given our present status as a development stage company, these officers and directors are capable of managing our current level of business much of which is conducted by our local distributors and supported by our Vice President of Sales, Director of Marketing for Latin America and our Southern Colombian sales agent. We also receive the support and advice of our three product suppliers R-Can Environmental, Ozocan Corporation and ELCE International. We may periodically hire independent contractors to execute our marketing, sales, and business development functions. In the next twelve month period, we plan to hire independent contractors to assist in business development with an emphasis on marketing, recruiting and management of distributors. We may choose to compensate such persons with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

Other Expenses

We expect our ongoing legal and accounting expenses to be significantly reduced, averaging less than $5,000 per month.

In management’s opinion, we need to achieve the following events or milestones, which cannot and will not be achieved unless we first obtaining the financing we require, in the next twelve month period in order for us to become a going concern:

1.

We must build on sales from our existing local distributors in whom we have now made a considerable investment. In addition to increasing sales through our local distributors, we plan, as resources become available, to incrementally develop a local distribution network which, in turn, must succeed in selling our products to end- users. Continuous technical and sales support and in person visits calling on customers and potential customers is the most effective way to increase the sales effectiveness of our distributors. New local distributors have been generated by cold-calls, email lists and most importantly, by referrals from current customers.

2.	Our local distributors must increase the orders made by existing customers. This will be accomplished by ensuring customer satisfaction with the performance and pricing of the existing product lines and by establishing revenue streams from existing customers.

3.	We must improve our gross profit margin by increasing our orders resulting in larger discounts and decreasing our shipping costs.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Item 8. Financial Statements and Supplementary Data.

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)

December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Freshwater Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Freshwater Technologies, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated from January 21, 2005 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freshwater Technologies, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from January 21, 2005 (Date of Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any sustained revenues and has incurred operating losses from operations. The Company has a working capital deficiency and will need additional financing to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 9, 2009

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31,	December 31,
	2008	2007
	$	$
ASSETS
Current Assets
Cash	160	224
Accounts receivable	–	92
Other receivables	1,716	2,362
Total Assets	1,876	2,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	21,054	30,308
Accrued liabilities	17,537	17,067
Due to related parties (Note 3(b))	167,957	562,181
Total Liabilities	206,548	609,556
Commitments and Contingencies (Notes 1, 3(a), 6 and 9)
Subsequent Events (Note 9)
Stockholders’ Deficit
Class A Common Stock (Notes 4 and 5)
Authorized: 300,000,000 common shares, with a par value of $0.001
Issued and outstanding: 112,120,000 shares (2007 – 100,800,000)	112,120	100,800
Class B Common Stock
Authorized: 100,000,000 common shares, with a par value of $0.001
Issued and outstanding: none	–	–
Additional Paid-in Capital (Notes 4 and 5)	686,589	99,890
Accumulated Deficit During the Development Stage	(1,003,381)	(807,568)
Total Stockholders’ Deficit	(204,672)	(606,878)
Total Liabilities and Stockholders’ Deficit	1,876	2,678

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from	Year	Year
	January 21, 2005	Ended	Ended
	(Date of Inception) to	December 31,	December 31,
	December 31, 2008	2008	2007
	$	$	$

Revenue	461,799	1,626	979
Cost of Sales	214,272	705	61,931
Gross Profit	247,527	921	(60,952)
Expenses
Consulting (Note 3(a))	211,000	36,000	36,000
General and administrative	113,235	13,935	14,780
Imputed interest (Note 3(b))	98,058	19,863	28,231
Marketing and sales (Note 3(a))	279,547	83,036	54,541
Professional fees (Note 3(c))	142,452	51,480	43,287
Bad debts expense (recovery)	408,616	(7,580)	(9,800)
Total Expenses	1,252,908	196,734	167,039
Net Loss From Operations	(1,005,381)	(195,813)	(227,991)
Other Income
Gain on settlement of debt	2,000	–	2,000
Net Loss	(1,003,381)	(195,813)	(225,991)

Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		105,080,000	100,800,000

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from
	January 21,
	2005 (Date of	Year	Year
	Inception) to	Ended	Ended
	December 31,	December 31,	December 31
	2008	2008	2007
	$	$	$

Operating Activities
Net loss	(1,003,381)	(195,813)	(225,991)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Donated costs	89,350	12,156	47,509
Imputed interest	98,058	19,863	28,231
Forgiveness of debt	45,301	–	45,301
Provision for inventory obsolescence	60,525	–	60,525
Changes in operating assets and liabilities:
Accounts receivable	–	92	18,996
Other receivables	(1,716)	646	(2,350)
Inventory	(60,525)	–	(279)
Prepaid expenses	–	–	5,470
Accounts payable and accrued liabilities	38,591	(8,784)	(49,467)
Due to related parties	361,697	78,000	85,811

Net Cash Provided (Used) By Operating Activities	(372,100)	(93,840)	13,756
Financing Activities
Advances from related parties	512,044	102,176	24,161
Repayments to related parties	(139,784)	(8,400)	(42,010)

Net Cash Provided (Used) By Financing Activities	372,260	93,776	(17,849)
Increase (Decrease) in Cash	160	(64)	(4,093)
Cash – Beginning of Period	–	224	4,317
Cash – End of Period	160	160	224

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for settlement
of debt	566,000	566,000	–

Supplemental Disclosures

Interest paid	–		–
Income tax paid	–		–

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Statement of Stockholders’ Deficit
From January 21, 2005 (Date of Inception) to December 31, 2008
(expressed in U.S. dollars)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$
Balance – January 21, 2005 (Date of Inception)	–	–	–	–	–
Shares issued to owners of Freshwater (Note 5)	80,000,000	80,000	(80,000)	–	–
Donated interest on related party loans	–	–	17,302	–	17,302
Net loss for the period	–	–	–	(335,337)	(335,337)
Balance – December 31, 2005	80,000,000	80,000	(62,698)	(335,337)	(318,035)
Recapitalization Transactions (Note 5)
Shares of HMI Technologies, Inc.	20,800,000	20,800	(20,800)	–	–
Net liabilities assumed in recapitalization (Note 5)	–	–	–	(45,301)	(45,301)
Donated interest on shareholders’ loans	–	–	32,662	–	32,662
Prospectus costs donated by shareholder	–	–	29,685	–	29,685
Net loss for the year	–	–	–	(200,939)	(200,939)
Balance – December 31, 2006	100,800,000	100,800	(21,151)	(581,577)	(501,928)
Donated interest on shareholders’ loans (Note 3(b))	–	–	28,231	–	28,231
Forgiveness of debt	–	–	45,301	–	45,301
Prospectus costs donated by shareholder (Note 3(c))	–	–	47,509	–	47,509
Net loss for the year	–	–	–	(225,991)	(225,991)
Balance – December 31, 2007	100,800,000	100,800	99,890	(807,568)	(606,878)
Donated interest on shareholders’ loans (Note 3(b))	–	–	19,863	–	19,863
Settlement of debt by share issuance (Note 4)	11,320,000	11,320	554,680	–	566,000
Prospectus costs donated by shareholder (Note 3(c))	–	–	12,156	–	12,156
Net loss for the year	–	–	–	(195,813)	(195,813)

Balance – December 31, 2008	112,120,000	112,120	686,589	(1,003,381)	(204,672)

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

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS 141, “Business Combinations”. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 6.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at December 31, 2008, the Company had an accumulated deficit of $1,003,381 and a working capital deficit of $204,672. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2.	Summary of Significant Accounting Policies (continued)

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2008, the Company had no cash equivalents.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2008, there are no anti-dilutive financial instruments outstanding.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Inventory

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

	g)	Financial Instruments

The Company has various financial instruments including cash, accounts receivable, other receivables, accounts payable and amounts due to related parties. The fair values of these financial instruments were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Income Taxes

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

2.	Summary of Significant Accounting Policies (continued)

	j)	Revenue Recognition

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

	k)	Stock-based Compensation

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

	l)	Rent Expense

For the year ended December 31, 2008, the Company incurred $750 (2007 - $1,800) of rent expense.

	m)	Recently Issued Accounting Pronouncements

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

2.	Summary of Significant Accounting Policies (continued)

	(m)	Recently Issued Accounting Pronouncements (continued)

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

	(n)	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective January 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective January 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of December 31, 2008.

3.	Related Party Transactions

a)

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2008. For the year ended December 31, 2008, the Company recorded $36,000 (December 31, 2007 - $36,000) of consulting expense and $36,000 (December 31, 2007 - $36,000) as marketing and sales expense. In December 2008, the Company agreed to extend the term of these agreements to December 31, 2009 at $3,000 per month for each agreement.

b)

As at December 31, 2008, the Company was indebted to directors and officers of the Company for $167,957 (2007 - $562,181) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the year ended December 31, 2008, the Company recorded $19,683 (2007 - $28,231) of imputed interest at 5.25% relating to these amounts owing.

c)

During the year ended December 31, 2008, a shareholder of the Company paid $12,156 (2007 - $47,509) on behalf of the Company towards professional fees related to the Company’s SB-2 Registration Statement. These costs have been donated to the Company and have been recorded as additional paid-in capital.

d)

During the year ended December 31, 2007, the former Secretary-Treasurer of the Company forgave outstanding liabilities owed from the Company totaling $45,301. This amount has been recorded as additional paid-in capital.

3.	Related Party Transactions (continued)

e)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the President of the Company, whereby the Company agreed to issued 5,700,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $285,000 owing.

f)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the CFO of the Company, whereby the Company agreed to issued 5,500,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $275,000 owing.

4.	Common Stock

a)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the President of the Company, whereby the Company agreed to issue 5,700,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $285,000 owing.

b)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the CFO of the Company, whereby the Company agreed to issue 5,500,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $275,000 owing.

c)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 120,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $6,000 owing.

5.	Recapitalization Transaction

On January 1, 2006, Freshwater Technologies Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”) which involves the distribution and marketing of drinking water products and water activation products. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split- adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business own approximately 79% of the outstanding common stock of HMI.

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

$
Advances from related parties	(45,301)
Net liabilities assumed	(45,301)

6.	Commitments

a)

On September 23, 2008, the Company entered into a Consulting Agreement with Rolando Choso Esquivel to act as Director, Latin American Sales and Marketing. The Company will pay $1,500 monthly for these consulting services and will reimburse out of pocket expenses incurred for Company business. The agreement is for a one year term which expires August 31, 2009, is renewable annually with both parties approval and can be terminated by the Company with two month’s notice and payment.

b)

On October 9, 2008, the Company signed a Distribution Agreement with Watergeeks Laboratories Inc. (“Watergeeks”) pursuant to which the Company had agreed to issue 30,000,000 Class A common shares in order to obtain the exclusive, worldwide rights to distribute and sell the Watergeeks’ products. The closing of this agreement was conditional upon the Company’s satisfaction following a due diligence review of Watergeeks and its corporate, legal and financial documents. The 30,000,000 shares were held in escrow pursuant to the Distribution Agreement pending the outcome of due diligence. On February 13, 2009, the Company terminated the Distribution Agreement with Watergeeks due to an unsatisfactory due diligence review and cancelled and returned to treasury the 30,000,000 common shares that were being held in escrow.

7.	Economic Dependence

The Company relies solely upon R-Can Environmental Inc. (“R-Can”), as the sole supplier of their drinking water products, ELCE International Inc. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. R-Can and ELCE supplied the Company with 100% of the products that the Company offered and sold during the years ended December 31, 2008 and December 31, 2007. R-Can, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

8.	Income Taxes

The Company has net operating loss carryforwards of approximately $860,000 available to offset taxable income in future years which expire commencing in the year ended December 31, 2027.

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
	$	$
Income tax recovery at statutory rate	(68,535)	(79,097)
Permanent differences	6,952	9,881
Change in valuation allowance	61,583	(69,216)
Provision for income taxes	–	–

The significant components of deferred income tax assets as at December 31, 2008 are as follows:

	December 31,	December 31,
	2008	2007
	$	$
Net operating losses carried forward	301,008	239,425
Valuation allowance	(301,008)	(239,425)
Net deferred income tax asset	–	–

9.	Subsequent Events

a)

On January 25, 2009, the Company entered into an agreement with ELCE International Corp. (“ELCE”) under which it obtained the rights to distribute water products purchased from ELCE in certain countries domiciled in South and Central America. As consideration for these rights, the Company agreed to issue to Claudio Sgarbi, the President of ELCE, 10,000,000 restricted shares of common stock upon closing of the agreement and an additional 5,000,000 shares issuable semi-annually for two years from closing for a total of 20,000,000 additional shares. Under the agreement, the Company will pay Claudio Sgarbi any out-of-pocket expenses plus consulting fees as follows:

$4,500 per month until May 2009;

$6,000 per month thereafter until August 2009;

$7,500 per month thereafter until November 2009; and

$9,000 per month thereafter until the agreement is terminated.

Under the agreement, the Company has agreed to pay to ELCE 50% of the net profits relating to sales of ELCE water products and to maintain minimum inventories of ELCE water products for each country specified in the agreement in due course. As at December 31, 2008, the purchase cost of minimum inventory quantities was estimated to be $881,000 in total.

b)

In February 2009, the Company entered into a Consulting Agreement with Ancizar Rendon Ramirez to act as Agent for ELCE sales in the Southern Region of Colombia, South America. The Company will pay $1,000 monthly for these consulting services including related sales expenses and a commission of 10% for all collected ELCE sales in the Southern Region of Colombia. The agreement is for a one year term which expires January 31, 2010, is renewable annually and can be terminated by the Company with three month’s notice.

c)

On February 13, 2009, the Company terminated the Distribution Agreement with Watergeeks due to an unsatisfactory due diligence review and cancelled and returned to treasury the 30,000,000 common shares that were being held in escrow (see Note 6(b)).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have engaged the firm of Manning Elliott LLP, Chartered Accountants, to audit our financial statements for the fiscal period from January 21, 2005 (date of inception) to December 31, 2008 and for the years ended December 31, 2008 and December 31, 2007.There has been no change in the accountants and no disagreements with Manning Elliott LLP, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

In making this assessment, our management determined that we have the following weaknesses in our disclosure controls and procedures and internal control over financial reporting:

We do not have an audit committee;
We do not have independent directors who meet the independence requirements for members of an audit committee;
We do not have an audit committee charter outlining duties and responsibilities;
We do not have a board of directors charter outlining duties and responsibilities;
We do not have an adequate mechanisms in place for identifying business risks, including changes in the business, economic, and regulatory environment;
We do not have an internal audit function with competent and experienced staff to assist in monitoring activities, adhering to professional standards;
We do not have training seminars, planning sessions, and other meetings to provide feedback to management on whether controls operate effectively;
Signatures are not required to evidence performance of critical control functions, such as reconciliations; and,
We do not have separate evaluations of our internal control system.

We have not taken measures to address these weaknesses but intend to evaluate how and when to do so in the coming year. Currently, our entire board acts as our audit committee. Given our limited financial resources and operations at present the board does not believe that it is necessary at this time to establish a separate audit committee or appoint an independent director or an audit committee financial expert to the board. Similarly, with our other weaknesses, while we intend to address them in the future, we do not currently have the funds or level of operations to justify the expense of fixing these material weaknesses at the present time.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report." .

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Going Concern

The audited financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Revenue Recognition

Our company recognizes revenue when delivery at time of shipment has occurred or services have been rendered and collectability is reasonably assured. Rental revenue will be recognized when received.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Max Weissengruber	President and Director	70	January 1, 2006
D. Brian Robertson	Treasurer, Chief Financial Officer, Vice-President of Sales and Director	66	January 1, 2006
Douglas R. Robertson	Secretary and Director	70	January 1, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Max Weissengruber

Max Weissengruber has served our company as President and director since January 1, 2006. Mr. Weissengruber served as President of Ozolutions Inc., an OTCBB listed company from April 2000 through January 2005 until his appointment as President of International Development Corp., the renamed successor company to Ozolutions Inc. In April 2006, International Development Inc. changed its name to Global Wataire Corp. and Mr. Weissengruber became Secretary, a position from which Mr. Weissengruber resigned in June 2006. In June, 2006, Mr. Weissengruber was appointed President of Wataire Industries Inc., a publicly traded company, a position he still holds. Prior to that, Mr. Weissengruber was a Manager of Consulting Services with KPMG, a worldwide professional firm. He also was Marketing Manager for Wilson Learning Corporation and a consultant in the sales and service area for General Motors and IBM. Before joining Ozolutions in 2000, he was Managing Partner of Acris Partners, a marketing and consulting firm specializing in employee surveys and marketing communications. Mr. Weissengruber has also lectured on business subjects at the University of Toronto and on Entrepreneurship in the Masters in Business Administration Program at the Canadian School of Management.Mr. Weissengruber currently spends approximately 30 hours per week providing services to our company, which represents approximately 75%

of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

D. Brian Robertson

D. Brian Robertson has served our company as Treasurer, Chief Financial Officer, Vice-President of Sales and director since January 1, 2006. Mr. B Robertson is a chartered accountant registered with the institute of Chartered Accountants in Ontario and responsible for all finance related aspects of our company. He joined Touche Ross & Co., Chartered Accountants, and obtained his Chartered Accountant Degree in 1964 and supervised a number of audits including several major Canadian companies. During 1978 and 1979 he was General Manager of F.G, Bradley Co. Ltd. a large Canadian meat purveyor with approximately 500 employees. In 1982 he became an investment advisor for a Canadian investment dealer Osler, Wills, Bickle Ltd. and in 1988 a director of Continental Securities Limited. During the 1990’s, Mr. B. Robertson was self-employed as a business consultant to a number of different business enterprises. In 2000, he was instrumental in founding Ozolutions Inc., where he continued to act as a financial consultant and business advisor before becoming Chief Financial Officer of International Development Corp. in September 2004 until January 2006. International Development Corp. is an OTCBB listed company. Mr. Brian Robertson currently spends approximately 35 hours per week providing services to our company, which represents approximately 90% of his working hours. He spends the remainder of his working hours working on various other business endeavors.

Douglas R. Robertson

Douglas Robertson has served our company as Secretary and director since January 1, 2006. Mr. D. Robertson served as Chief Financial Officer of Ozolutions Inc. from July 2003 until September 2004. He was also a director of International Development Corp. from 2001 to 2006. He has been General Manager of MTL Trading of Toronto since May 2001. MTL Trading is engaged in the business of buying and selling meat and poultry products. From June 1997 to April 2001, Mr. D. Robertson was the President and sole shareholder of Robertson Foods of Toronto, a company engaged in exporting pork, beef and poultry products. Mr. Douglas Robertson currently spends approximately 4 hours per week providing services to our company, which represents approximately 10% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

Committees of the Board

Currently, our entire board acts as our audit committee. Our board presently does not include any member who qualifies as an "audit committee financial expert" (as defined in Item 407(d)(5)(ii) of Regulation S-K). Given our limited financial resources and operations at present the board does not believe that it is necessary at this time to establish a separate audit committee or appoint an "audit committee financial expert" to the board.

Promoters

The promoters of our company are our President Max Weissengruber, our Treasurer, Chief Financial Officer and Vice-President of Sales D. Brian Robertson and our Secretary Douglas R. Robertson.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11. Executive Compensation.

No executive officer of our company has received an annual salary and bonus that exceeded $100,000 during our three most recently completed fiscal years. The following table shows the compensation received by our executive officers for the period indicated:

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Max Weissengruber President(1)	2006 2007 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$46,000(4) $36,000 $36,000	$46,000 $36,000 $36,000
D.Brian Robertson Treasurer and Chief Financial Officer (1)	2006 2007 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$46,000(5) $36,000 $36,000	$46,000 $36,000 $36,000
Harold Schneider Former Secretary- Treasurer (2)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas R. Robertson Secretary (3)	2006 2007 2008	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Max Weissengruber appointed President on January 1, 2006. D. Brian Robertson was appointed Treasurer on January 1, 2006 and as Chief Financial Officer on January 1, 2006.

(2)	Harold Schneider, former Secretary /Treasurer appointed September 7, 2005 and resigned on January 1, 2006.

(3)	Douglas R. Robertson was appointed Secretary on January 1, 2006.

(4)	This amount represents consulting fees paid to Max Weissengruber pursuant to a consulting agreement.

(5)	This amount represents consulting fees paid to D. Brian Robertson pursuant to a consulting agreement.

Stock Options and Stock Appreciation Rights

During our years ended December 31, 2008 and December 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Options Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Max Weissengruber President(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
D.Brian Robertson Treasurer and Chief Financial Officer (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Harold Schneider Former Secretary- Treasurer (2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas R. Robertson Secretary (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Max Weissengruber appointed President on January 1, 2006. D. Brian Robertson was appointed

Treasurer on January 1, 2006 and as Chief Financial Officer on January 1, 2006.

(2)	Harold Schneider, former Secretary /Treasurer appointed September 7, 2005 and resigned on January 1, 2006.

(3)	Douglas R. Robertson was appointed Secretary on January 1, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal years ended December 31, 2008 or December 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Max Weissengruber (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
D.Brian Robertson (2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas R. Robertson Secretary (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Max Weissengruber became a director on January 1, 2006.

(2)	D.Brian Robertson became a director on January 1, 2006.

(3)	Douglas R. Robertson became a director on January 1, 2006.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than our contracts with Mr. Weissengruber and Mr. B. Robertson set out below, we have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

On January 1, 2006, we entered into a consulting contract with Max Weissengruber, whereby Mr. Weissengruber agreed to provide services as President of our company for a twelve month term expiring January 1, 2007 in consideration for the payment by our company of $5,000 per month from January 1, 2006 to May 31, 2006 and $3,000 per month from June 1, 2006 to December 31, 2006. The agreement will be reviewed annually by our board of directors and has been extended by the Company to January 1, 2010 at $3,000 per month. Our company has the right to terminate Mr. Weissengruber’s consulting contract at any time with payment, in either cash or stock, of the remaining amount for the year plus any accrued expenses owing at the termination date. Mr. Weissengruber is required to provide us with two months notice prior to termination.

On January 1, 2006, we also entered into a consulting contract with D. Brian Robertson, whereby Mr. Robertson agreed to provide services as Treasurer and Chief Financial Officer of our company for a twelve month term expiring upon January 1, 2007 in consideration for the payment by our company of $5,000 per month from January 1, 2006 to May 31, 2006 and $3,000 per month from June 1, 2006 to December 31, 2006. The agreement will be reviewed annually by our board of directors and has been extended by the Company to January 1, 2010 at $3,000 per month. Our company has the right to terminate Mr. Robertson’s consulting contract at any time with payment, in either cash or stock, of the remaining amount for the year plus any accrued expenses owing at the termination date. Mr. Robertson is required to provide us with two months notice prior to termination.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2009 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Max Weissengruber 30 Denver Crescent Toronto, Ontario, Canada M2J 1G8	45,700,000	37.4%
D. Brian Robertson 49 South Street Orillia, Ontario, Canada L3V 3T2	45,500,000	37.3%

Douglas R. Robertson 2189 Castlestone Court Mississauga Ontario, Canada L5B 1X9	Nil	Nil%
Directors and Officers (3 – as a group)	91,200,000	74.7%
Claudio Sgarbi Via G.Leopardi NR50 Cesina, Italy	10,000,000	8.2%

(1)	Based on 122,120,000 shares outstanding as of March 31, 2009.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company. Under the Joint Venture Agreement signed in January, 2009 the Company will issue an additional 20,000,000 common shares to Claudio Sgarbi over the next 2 years.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On May 20, 2006 effective January 1, 2006, we entered into and closed an asset sale agreement with Max Weissengruber and D. Brian Robertson, whereby we acquired all of the assets related to the business as operated by Mr. Weissengruber and Mr. Robertson under the name “Freshwater Technologies” in consideration for the issuance of 40,000,000 common shares to each individual. Following the closing of the asset sale agreement, we appointed Mr. Weissengruber as our President and director, Mr. B. Robertson as our Chief Financial Officer, Treasurer and director and Mr. Douglas Robertson as our Secretary and director.

Max Weissengruber and D. Brian Robertson, although not obligated to do so, have expressed willingness to advance the Company funds on a short-term basis to the extent necessary and, at December 31, 2008 had advanced funds totaling $167,957 to our company. These amounts are unsecured, and have no specific terms for repayment. For the year ended December 31, 2008, the Company recorded $19,683 (2007 - $28,231) of imputed interest at 5.25% relating to these amounts owing.

Given that we are a start-up, development stage company, we believe that the terms of the foregoing transactions, and the funds provided thereby, was the only manner by which we could generate the funds required to implement the initial stages of our business plan and the Company would have offered similar terms of transactions to unaffiliated third parties.

The promoters of our company are Max Weissengruber, our President and director, D. Brian Robertson, our Treasurer, Chief Financial Officer, Vice-President of Sales and director and Douglas R. Robertson, our Secretary and director.

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2008. For the year ended December 31, 2008, the Company recorded $36,000 (December 31, 2007 -

$36,000) of consulting expense and $36,000 (December 31, 2007 - $36,000) as marketing and sales expense. In December 2008, the Company agreed to extend the term of these agreements to December 31, 2009 at $3,000 per month for each agreement.

During the year ended December 31, 2007, the former Secretary-Treasurer of the Company forgave outstanding liabilities owed from the Company totalling $45,301. This amount has been recorded as additional paid-in capital.

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the President of the Company, whereby the Company agreed to issued 5,700,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $285,000 owing.

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the CFO of the Company, whereby the Company agreed to issued 5,500,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $275,000 owing.

On January 25, 2009 the Company entered into a joint venture agreement with ELCE International Corp. to market and sell certain water products owned by ELCE.

Under the terms of the agreement the Company agreed to purchase minimum quantities of products to fulfill customer orders and minimize shipping costs, and maintain maximum inventory of ELCE products to complete customer orders.

As consideration for distributing ELCE products the Company agreed to issue to Claudio Sgarbi, the President of ELCE, 10,000,000 restricted shares of common stock upon closing of the agreement and an additional 5,000,000 shares issuable bi-annually for two years from closing. The Company will issue the shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we are relying on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

The Company will pay Claudio Sgarbi any out of pocket expenses plus a monthly consulting fee as follows:

$4,500	for the period ending May 2009

$6,000	for the period ending August 2009

$7,500	for the period ending November 2009

$9,000	December 1, 2009 until the agreement is terminated.

The Company will also pay to ELCE International Corp. 50% of the net profits relating to sales under the agreement.

Family Relationships

There are no family relationships among our directors or officers.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended December 31, 2008 and 2007:

Fees		2008		2007
Manning Elliott LLP
Audit & Related Fees		$23,500		$36,500
Tax Fees	$	Nil	$	Nil
All other Fees	$	Nil	$	Nil

Audit & Related Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliott LLP, Chartered Accountants for the fiscal years ended December 31, 2008 and December 31, 2007.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Manning Elliott, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our entire board of directors either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Manning Elliott and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The Consolidated Financial Statements, together with the report thereon of Manning Elliott Chartered Accountants, dated April 9, 2009, are included as part of Item 8, Financial Statements and Supplementary Data, commencing on page 32 of this Form 10-K.

Exhibit Table

Exhibit Number	Description
3.1	Articles of Incorporation, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
3.2	By-laws, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.1	Supplier Agreement with ELCE International dated August 18, 2001, filed as an exhibit to our Form SB- 2 registration statement on February 12, 2007
10.2	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.3	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.4	Distribution Agreement with JEUFI International, SA dated June 22, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.5	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.6	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.7	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.8	Agreement with Max Weissengruber, dated January 1, 2006, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.9	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008 and filed as an exhibit to our Form 8-K on October 16, 2008.
10.10	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008 and filed as an exhibit to our Form 8-K on January 6, 2009
10.11	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009 and filed as an exhibit to our Form 8-K on February 10, 2009
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Max Weissengruber
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of D. Brian Robertson
32.1*	Certification of Principal Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2009	FRESHWATER TECHNOLOGIES, INC.

	By:	/s/ Max Weissengruber
Max Weissengruber
President and Chief Executive Officer (Principal
Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Max Weissengruber	Director, President and Chief Executive Officer (Principal Executive Officer)	April 13, 2009
Max Weissengruber

/s/ D. Brian Robertson	Director, Treasurer, Chief Financial Officer (Principal Financial Officer)	April 13, 2009
D. Brian Robertson

/s/Douglas R. Robertson	Secretary and Director	April 13, 2009
Douglas R. Robertson