Form 10-Q
period 2009-03-31
Freshwater Technologies Inc.
filed 2009-05-15
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [ ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2009, there were 122,120,000 shares of common stock, par value $0.001, outstanding.

1

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)

March 31, 2009

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31,	December 31,
	2009	2008
	$	$
ASSETS
Current Assets
Cash	2,124	160
Receivables	6,585	1,716
Inventory	7,514	–
Total Current Assets	16,223	1,876
Intangible Assets (Notes 2(k) and 4(d))	409,932	–
Total Assets	426,155	1,876

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	21,054	21,054
Accrued liabilities	34,657	17,537
Due to related parties (Note 3(b))	223,108	167,957
Total Liabilities	278,819	206,548
Commitments and Contingencies (Notes 1, 3(a) and 6)

Stockholders’ Equity (Deficit)
Class A Common Stock (Notes 4 and 5)
Authorized: 300,000,000 common shares, with a par value of $0.001
Issued and outstanding: 122,120,000 shares (2008 – 112,120,000)	122,120	112,120
Class B Common Stock
Authorized: 100,000,000 common shares, with a par value of $0.001
Issued and outstanding: none	–	–
Additional Paid-in Capital (Notes 4 and 5)	829,517	686,589
Class A Common Stock Issuable (Note 4(d))	300,000	–
Deficit Accumulated During the Development Stage	(1,104,301)	(1,003,381)
Total Stockholders’ Equity (Deficit)	147,336	(204,672)
Total Liabilities and Stockholders’ Equity (Deficit)	426,155	1,876

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from	Three Months	Three Months
	January 21, 2005	Ended	Ended
	(Date of Inception) to	March 31,	March 31,
	March 31, 2009	2009	2008
	$	$	$

Revenue	461,929	130	1,426
Cost of Sales	214,360	88	601
Gross Profit	247,569	42	825

Expenses
Amortization of intangible assets	40,068	40,068	–
Consulting (Note 3(a))	220,000	9,000	9,000
General and administrative	118,176	4,941	1,196
Imputed interest (Note 3(b))	100,986	2,928	7,784
Marketing and sales (Note 3(a))	332,136	52,589	15,913
Professional fees (Note 3(c))	164,930	22,478	21,820
Bad debts expense (recovery)	377,574	(31,042)	(880)
Total Expenses	1,353,870	100,962	54,833
Net Loss From Operations	(1,106,301)	(100,920)	(54,008)
Other Income
Gain on settlement of debt	2,000	–	–
Net Loss	(1,104,301)	(100,920)	(54,008)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		109,795,000	100,800,000

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31
	2009	2008
	$	$

Operating Activities
Net loss	(100,920)	(54,008)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization of intangible assets	40,068	–
Donated costs	–	12,156
Imputed interest	2,928	7,784
Forgiveness of debt	–	–
Provision for inventory obsolescence	–	–
Changes in operating assets and liabilities:

Accounts receivable	–	92
Other receivables	(4,869)	–
Inventory	(7,514)	–
Prepaid expenses	–	–
Accounts payable and accrued liabilities	17,120	3,488
Due to related parties	18,000	18,000
Net Cash Provided (Used) By Operating Activities	(35,187)	(12,488)
Financing Activities

Advances from related parties	42,051	13,888
Repayments to related parties	(4,900)	(1,000)
Net Cash Provided (Used) By Financing Activities	37,151	12,888
Increase (Decrease) in Cash	1,964	400
Cash – Beginning of Period	160	224
Cash – End of Period	2,124	624

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible
assets	450,000	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

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

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of SFAS 141, “Business Combinations”. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 5.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at March 31, 2009, the Company had an accumulated deficit of $1,104,301 and a working capital deficit of $262,596. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Freshwater Technologies Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2009, the Company had no cash equivalents.

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

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Financial Instruments

The Company has various financial instruments including cash, accounts receivable, receivables, accounts payable and amounts due to related parties. The fair values of these financial instruments were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

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

i)	Revenue Recognition

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

Freshwater Technologies Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(c). The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the three month period ended March 31, 2009, the Company recorded $40,068 in amortization expense in relation to these assets.

l)	Recently Adopted Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

Freshwater Technologies Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.	Related Party Transactions

a)

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2008. For the three months ended March 31, 2009, the Company recorded $9,000 (March 31, 2008 - $9,000) of consulting expense and $9,000 (March 31, 2007 - $9,000) as marketing and sales expense. In December 2008, the Company agreed to extend the term of these agreements to December 31, 2009 at $3,000 per month for each agreement.

b)

As at March 31, 2009, the Company was indebted to directors and officers of the Company for $223,108 (December 31, 2008 - $167,957) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the three months ended March 31, 2009, the Company recorded $2,928 (three months ended March 31, 2008 - $7,784) of imputed interest at 5.25% relating to these amounts owing.

c)

During the three months ended March 31, 2008, a shareholder of the Company paid $12,156 on behalf of the Company towards professional fees related to the Company’s SB-2 Registration Statement. These costs have been donated to the Company and have been recorded as additional paid-in capital.

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

a)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the President of the Company, whereby the Company agreed to issue 5,700,000 shares of Class A common stock at a fair value of $0.05 per share in consideration of the settlement of $285,000 owing.

b)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement with the CFO of the Company, whereby the Company agreed to issue 5,500,000 shares of Class A common stock at a fair value of $0.05 per share in consideration of the settlement of $275,000 owing.

c)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 120,000 shares of Class A common stock at a fair value of $0.05 per share in consideration of the settlement of $6,000 owing.

d)

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(c). The fair value of the restricted shares issued was estimated to be $150,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. Under the agreement, the Company is also obligated to issue a further 20,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $300,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. As at March 31, 2009, the estimated fair value of these shares has been presented as Class A common stock issuable on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $450,000 has been recorded as intangible assets as at March 31, 2009, less accumulated amortization of $40,068.

Freshwater Technologies Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

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

c)

On January 25, 2009, the Company entered into an agreement with ELCE International Corp. (“ELCE”) under which it obtained the rights to distribute water products purchased from ELCE in certain countries domiciled in South and Central America. As consideration for these rights, the Company agreed to issue to Claudio Sgarbi, the President of ELCE, 10,000,000 restricted shares of common stock upon closing of the agreement (issued on January 25, 2009 – see Note 4(d)) and an additional 5,000,000 shares issuable semi-annually for two years from closing for a total of 20,000,000 additional shares. Under the agreement, the Company will pay Claudio Sgarbi any out-of-pocket expenses plus consulting fees as follows:

$4,500 per month until May 2009;
$6,000 per month thereafter until August 2009;
$7,500 per month thereafter until November 2009; and
$9,000 per month thereafter until the agreement is terminated.

Under the agreement, the Company has agreed to pay to ELCE 50% of the net profits relating to sales of ELCE water products and to maintain minimum inventories of ELCE water products for each country specified in the agreement in due course. As at March 31, 2009, the purchase cost of minimum inventory quantities was estimated to be $881,000 in total.

Freshwater Technologies Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

6.	Commitments (continued)

d)

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

The Company relies solely upon R-Can Environmental Inc. (“R-Can”), as the sole supplier of their drinking water products, ELCE International Inc. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. R-Can and ELCE supplied the Company with 100% of the products that the Company offered and sold during the three months ended March 31, 2009 and March 31, 2008. R-Can, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

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

Corporate History

We were incorporated in the State of Nevada on December 10, 1999 under the name HMI Technologies Inc. Following incorporation until January 1, 2006, we sought out prospective businesses with which to enter into a merger or business combination. On January 1, 2006, we entered into and closed an asset sale agreement with Max Weissengruber and D. Brian Robertson, whereby we acquired all of the assets related to the business as operated by Mr. Weissengruber and Mr. Robertson under the name “Freshwater Technologies” in consideration for the issuance of 40,000,000 common shares to each individual. Following the closing of the asset sale agreement, we commenced the business of distributing and selling drinking water products and water activation products. On July 5, 2006, we changed our name from HMI Technologies Inc. to Freshwater Technologies, Inc. to better reflect our new business direction. Following the closing of the asset sale agreement, we appointed Max Weissengruber as our President and director and Brian Robertson as our Chief Financial Officer and director.

Current Business

We are a distributor of water treatment products to local distributors and retailers for household and commercial applications. We currently offer three product lines consisting of drinking water treatment products and water activation products. The drinking water treatment products feature Sterilight branded ultra violet products that are supplied to our company by VIQUA(formerly R-Can Environmental Inc.), a manufacturer based out of Guelph, Ontario, Canada. Sterilight branded ultraviolet water treatment systems incorporate ultraviolet light energy that eradicates harmful microbiological contaminants in drinking water. Traditional disinfectant methods such as chlorination reacts with natural organic matter to produce objectionable taste and odor and also forms substances with known carcinogenic properties such as trihalomethane. Genetic components in organisms carry hereditary characteristics that are copied and transmitted from each cell of water borne contaminants such as bacteria, viruses and parasites. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy which, when absorbed by these contaminants, causes disruption of the DNA Structure of those contaminants preventing reproduction. It is the prevention of reproduction by microbial contaminants that renders ultraviolet treated water safe for human consumption. Sterilight lamps provide consistent UV output over the 9,000 hour life of the lamp and uniform temperature distribution calculated to achieve the desired levels of decontamination.

Our drinking water treatment products also feature the ozone water treatment systems of Ozocan Corporation for the countries of Argentina, Chile, Peru, Costa Rica and Panama. As a proven disinfectant, ozone is more powerful than chlorine and, unlike chlorine, it discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and waste water, are used in bottled water applications as well as treating air conditioning and cooling tower installations. Ozocan systems can be found throughout the globe either as custom designed applications or in one of a number of standard sized units that can meet the effective treatment needs of a wide variety of customers.

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals. Our water activation products are supplied to our company by ELCE International Corp., the worldwide distributor of ELCE products invented by Nihon Jisui Co. Ltd. of Japan. We order units from ELCE International Corp. which are then shipped against customer orders or shipped directly to one of our eleven local distributors located in Argentina, Chile, Colombia, Costa Rica, Panama and Peru. ELCE water activation treatment systems remove rust, scale and corrosion within heating and cooling systems. The water activation units, which range in water flow capacity from 11 liters per minute to over 3,000 liters per minute, change water properties physically without removing or adding chemical impurities, ions or minerals.We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our two supplier-manufacturers in quantities sufficient to satisfy product orders of our customers.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our company for a number of years. Pursuant to the joint venture agreement, ELCE International will supply its ELCE water activation units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell ELCE products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International has compiled technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output.

The essential elements of the ELCE device lie in the properties of its ceramic balls, hardened to 1200 degrees Centigrade. As water passes through the stainless steel chamber containing the ceramic balls, the balls rotate and rub against each other generating several forms of electrical energy which act to reduce and eliminate the accumulated rust, scale and corrosion that is caused by minerals and salts in the source water. As a result, ELCE water activation eliminates the conventional use and ongoing costs of continually using harsh chemicals to clean out deposits within heating and cooling systems. We have formalized our relationship with ELCE International Corp. with a non-exclusive distribution agreement and a joint venture agreement. We have also formalized our relationship with VIQUA(formerlyR-Can Environmental Inc.) and Oxocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

General

The following is a discussion and analysis of our results of operation for the three month period ended March 31, 2009 and March 31, 2008 and the year ended December 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results of Operations

Material Changes in Financial Condition

	March 31, 2009	December 31, 2008

Current Assets	$16,223	$1,876
Current Liabilities	278,819	206,548
Working Capital Deficiency	$262,596	$204,672

Total assets at March 31, 2009 were $426,155 as compared to $1,876 at December 31, 2008.

$409,962 of this increase is attributable to Intangible Assets as described below:

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the joint venture agreement with ELCE International Corp. The fair value of the restricted shares issued was estimated to be $150,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. Under the agreement, the Company is also obligated to issue a further 20,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $300,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. As at March 31, 2009, the estimated fair value of these shares has been presented as Class A common stock issuable on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $450,000 has been recorded as intangible assets at March 31, 2009, less accumulated amortization of $40,068.

The remaining increase is due to an increase of $1,964 in cash, an increase of $4,869 in other receivables and an increase of 7,514 in inventory.

Liabilities at March 31, 2009 were $278,819 as compared to $206,548 at December 31, 2008. The increase is due to an increase of $17,120 in accrued liabilities and an increase of $55,151 due to our directors and officers. The amounts due to our directors and officers total $223,108 and are non-interest bearing, unsecured and have no specific terms for repayment.

Revenue

We generated revenues of $130 for the three month period ended March 31, 2009, compared to revenues of $1,426 for the three month period ended March 31, 2008. The cost of sales on the orders for the three month period ended March 31, 2009 was $88, compared to cost of sales on the orders for the three month period ended March 31, 2008 of $601.

This revenue was generated from sales of our drinking water products.

Operating Costs and Expenses

The major components of our revenue and expenses for the three month periods ended March 31, 2009 and March 31, 2008 and from date of inception until March 31, 2009 are outlined in the table below:

			Accumulated from
	Three Months Ended		January 21, 2005
	March 31		(Date of Inception)
	2009	2008	to March 31, 2009

Revenue	$130	$1,426	$461,929
Cost of Sales	88	601	214,360
Gross Profit	$42	$825	$247,569

Expenses
Amortization of intangible assets	$40,068	$-	$40,068
Consulting	9,000	9,000	220,000
General and administrative	4,941	1,196	118,176
Imputed interest	2,928	7,784	100,986
Marketing and sales	52,589	15,913	332,136
Professional fees	22,478	21,820	164,930
Bad debts expense (recovery)	(31,042)	(880)	377,574
Total Expenses	$100,962	$54,833	$1,353,870

Net Loss From Operations	$(100,920)	$(54,008)	$(1,,106,301)

Other Income
Gain on settlement of debt	-	-	$2,000
Net Loss	$(100,920)	$(54,008)	$(1,104,301)

For the three months ended March 31, 2009, our operating expenses totalled $100,962 as compared to $54,833 for the three months ended March 31, 2008. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $40,068 for the three months ended March 31,2009 compared with nil for the three months ended March 31,2008 as the agreement was signed January 25, 2009. Professional fees amounted to $22,478 for the three months ended March 31, 2009 as compared to $21,820 for the three months ended March 31, 2008. Marketing and sales expenses and consultants’ costs were $61,589 for the three months ended March 31, 2009 as compared to $24,913 for the three months ended March 31, 2008 with the increase being due to an increase in travel expenses and fees for our Director of Latin America sales of $8,157, an increase in fees and expenses for our Agent in Colombia of $3,400 and an increase in costs relating to our Joint Venture Agreement with ELCE International Corp. of $25,119. General and administrative expenses were $4,941 during the three months ended March 31, 2009 as compared to $1,196 for the three months ended March 31, 2008. This increase is due to increased trust company costs and shareholder communication costs. Imputed interest on directors’ loans was $2,928 for the three months ended March 31, 2009 as compared to $7,784 for the three months ended March 31, 2008. This decrease is due to the completion of a debt settlement and subscription agreement in August 2008 whereby $560,000 of debt to directors was settled by the issuance of 11,200,000 common shares of our company which reduced the imputed interest charged on Directors’ loans. For the three months ended March 31, 2009 we recovered $31,042 of sales previously written off as compared to $880 for the three months ended March 31, 2008.

Liquidity and Capital Resources

Working Capital

	March 31, 2009	December 31, 2008
Current Assets	$16,223	$1,876
Current Liabilities	278,819	206,548
Working Capital Deficiency	$262,596	$204,672

Cash Flows

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash provided (used) in Operating Activities	$(35,187)	$(12,488)
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	37,151	12,888
Net Increase (Decrease) in Cash	$1,964	$400

We had cash on hand of $2,124 and negative working capital of $262,596 as of March 31, 2009 compared to cash on hand of $160 and negative working capital of $204,672 for the year ended December 31, 2008. We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating

There are no assurances that we will earn the funds required for our continued operations. If we do not earn the required revenues, then we will have to seek another source of financing, likely through the sale of more shares of our common stock or borrowing money. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon a combination of our ability to obtain further long-term financing, the successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings, and, finally, our ability to achieve a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

Operating Activities

Operating activities used cash of $35,187 for the three months ended March 31, 2009 and used cash of $12,488 for the three months ended March 31, 2008.

Financing Activities

Net cash provided by financing activities was $37,151 for the three months ended March 31, 2009 and net cash provide by financing activities was $12,888 for the three months ended March 31, 2008. These financing activities were provided by two directors of our company.

Non-cash Investing and Financing Activities

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp. Under the Agreement we are to issue 30,000,000 common shares with an estimated fair value of $450,000 on the date of the agreement for certain distribution rights.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy our cash requirements for the next twelve month period. We expect to require from $1,000,000 to $1,400,000. We intend to raise any such additional capital primarily through the private placement of our securities and further borrowings from our directors if this type of funding continues to be available. We also intend to continue to seek additional funds from our directors to fund our day to day operations until a private placement can be pursued but we have no guarantee that our directors will continue to fund our day to day operations.

Estimated Working Capital Expenditures During the Next Twelve Month Period

We estimate our future expenditures for the next twelve months as follows:

Operating expenditures
Marketing	$400,000 - 550,000
General and Administrative	$50,000 - 75,000
Legal and Accounting	$50,000 - 75,000
Working capital	$400,000 - 500,000
Repayment of Directors’ Advances	$100,000 - 200,000
Total	$1,000,000 - 1,400,000

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2009, we had no cash equivalents.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009, we have no items that represent comprehensive loss and, therefore, have not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

Our company has various financial instruments including cash, accounts receivable, other receivables, accounts payable and amounts due to related parties. The fair values of these financial instruments were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recently Adopted Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted AccountingPrinciples”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosuresabout Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

The recent weakening of economic conditions around the world could have harmful effects on our business. Weakening economic conditions generally lead to less money being spent on luxuries, which water treatment products may be considered by many to be. If consumers spend less and do not choose to spend their limited funds on our water treatment products, we will earn less revenue than we currently plan on and we will not be able to achieve profitable operations.

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to March 31, 2009, we have generated $461,929 in revenue from the sale of our products. As at March 31, 2009, we had cash of $2,124 and negative working capital of $262,596. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2008 and December 31, 2007 state that these factors raise substantial doubt regarding our company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have only commenced our current business operations on January 1, 2006 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

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

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. From January 21, 2005 to March 31, 2009, we raised $409,411 through advances provided by two of our directors. We estimate our average monthly operating expenses to be approximately $30,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended December 31, 2008 and December 31, 2007.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors and cause us to go out of business.

As of March 31, 2009, we had total liabilities of $278,819, $223,108 of which was due to related parties. Our liabilities are substantial relative to our current assets, which were $16,223 as of March 31, 2009, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors. If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company. Our substantial liabilities and lack of cash could also have other negative effects, including:

  increase our vulnerability to adverse general economic conditions;

  require us to dedicate a substantial portion of our cash flow from operations to payments on our liabilities, thereby reducing the availability of our cash flow to fund working capital, investments, capital expenditures and other general corporate purposes;

  limit our ability to make required payments under our existing contractual commitments;

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

We sell drinking water treatment products and water activation products. Our two suppliers of drinking water products, VIQUA(formerly R-Can Environmental Inc.) of Guelph, Ontario, Canada, and Ozocan Corporation of Toronto, Ontario, Canada supplied our company with all of our drinking water treatment products that our company sold during the years ended December 31, 2008 and December 31, 2007. Similarly, our sole supplier of water activation products, ELCE International Corp., is the manufacturer and distributor of our water activation units. We order units from ELCE International which are then shipped to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International supplied our company with all of our water activation products that our company sold during the year ended December 31, 2008 and December 31, 2007. Our three suppliers manufacture their respective products and develop the technologies within such products. In addition, these suppliers also supply similar products from other manufacturers. As of May 2005, VIQUA(formerly R-Can Environmental Inc.) supplied our company with products from some components from outside suppliers but all VIQUA products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with VIQUA(formerly R-Can Environmental Inc.), Ozocan Corporation or ELCE International Corp. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with eleven local distributors and the technical assistance of our three product suppliers, VIQUA(formerly R-Can Environmental), Ozocan Corporation and ELCE International as well as local accounting and technical support services, our Latin American Director of Sales and our Southern Colombian sales agent. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 80%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of May14, 2009, there were 122,120,000 common shares issued and outstanding and no Series B common shares issued and outstanding. In addition, under our Joint Venture Agreement with ELCE International Corp. we have committed to issue 20,000,000 common shares over the next two years. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As of March 31, 2009, the end of the three month period covered by this report, our management carried out an evaluation with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number
3.1(1)	Articles of Incorporation
3.2 (1)	By-laws
10.1 (1)	Supplier Agreement with ELCE International dated August 18, 2001
10.2 (1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005
10.3 (1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4 (1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005
10.5 (1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6 (1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson
10.7 (1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson
10.8 (1)	Agreement with Max Weissengruber, dated January 1, 2006.
10.9 (2)	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008
10.10 (2)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008
10.11 (2)	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Max Weissengruber
31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of D. Brian Robertson
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

By	/s/ Max Weissengruber
Max Weissengruber
President and Director
(Principal Executive Officer)

Date:	May 14, 2009

By	/s/ D. Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer
Vice-President of Sales and Director
(Principal Accounting Officer
and Principal Financial Officer)

Date:	May 14, 2009