Form 10-Q
period 2009-06-30
Freshwater Technologies Inc.
filed 2009-08-14
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2009, there were 127,120,000 shares of common stock, par value $0.001, outstanding.

2

Freshwater Technologies, Inc.
(A Development Stage Company)

June 30, 2009

3

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	June 30,	December 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	281	160
Receivables	1,395	1,716
Inventory	81,844	–

Total Current Assets	83,520	1,876
Intangible Assets (Notes 2(k) and 4(d))	353,836	–

Total Assets	437,356	1,876

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	21,054	21,054
Accrued liabilities	47,088	17,537
Due to related parties (Note 3(b))	343,588	167,957

Total Liabilities	411,730	206,548

Going Concern (Note 1)
Commitments and Contingencies (Notes 3(a), 6 and 8)
Subsequent Events (Note 8)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5)
Authorized: 300,000,000 common shares, with a par value of $0.001
Issued and outstanding: 122,120,000 shares (2008 – 112,120,000)	122,120	112,120

Class B Common Stock
Authorized: 100,000,000 common shares, with a par value of $0.001
Issued and outstanding: none	–	–

Additional Paid-in Capital (Notes 4 and 5)	833,790	686,589

Class A Common Stock Issuable (Note 4(d))	300,000	–

Deficit Accumulated During the Development Stage	(1,230,284)	(1,003,381)

Total Stockholders’ Equity (Deficit)	25,626	(204,672)

Total Liabilities and Stockholders’ Equity (Deficit)	437,356	1,876

4

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from	Three Months	Three Months	Six Months	Six Months
	January 21, 2005	Ended	Ended	Ended	Ended
	(Date of Inception)	June 30,	June 30,	June 30,	June 30,
	to June 30, 2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	462,484	555	–	685	1,426
Cost of Sales	214,439	79	–	166	601
Gross Profit	248,045	476	–	519	825

Expenses
Amortization of intangible assets	96,164	56,096	–	96,164	–
Consulting (Note 3(a))	229,000	9,000	9,000	18,000	18,000
General and administrative	124,889	6,714	2,895	11,655	4,091
Imputed interest (Note 3(b))	105,259	4,273	8,381	7,201	16,165
Marketing and sales (Note 3(a))	380,549	48,413	11,596	101,003	27,509
Professional fees (Note 3(c))	174,790	9,860	6,575	32,337	28,395
Bad debts expense (recovery)	369,678	(7,896)	–	(38,938)	(880)

Total Expenses	1,480,329	126,460	38,447	227,422	93,280
Net Loss From Operations	(1,232,284)	(125,984)	(38,447)	(226,903)	(92,455)
Other Income
Gain on settlement of debt	2,000	–	–	–	–
Net Loss	(1,230,284)	(125,984)	(38,447)	(226,903)	(92,455)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		114,967,000	100,800,000	114,967,000	100,800,000

5

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30
	2009	2008
	$	$
Operating Activities
Net loss	(226,903)	(92,455)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization of intangible assets	96,164	–
Donated costs	–	12,156
Imputed interest	7,201	16,165
Forgiveness of debt	–	–
Provision for inventory obsolescence	–	–
Changes in operating assets and liabilities:
Accounts receivable	321	92
Other receivables	–	1,184
Inventory	(81,844)	–
Prepaid expenses	–	–
Accounts payable and accrued liabilities	29,551	(6,506)
Due to related parties	36,000	36,000

Net Cash Provided (Used) By Operating Activities	(139,510)	(33,364)
Financing Activities
Advances from related parties	156,073	36,580
Repayments to related parties	(16,442)	(3,000)
Net Cash Provided (Used) By Financing Activities	139,631	33,580
Increase (Decrease) in Cash	121	216
Cash – Beginning of Period	160	224
Cash – End of Period	281	440

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible
assets	450,000	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

1.	Nature of Operations and Going Concern

On January 1, 2006, Freshwater Technologies Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Its principal business now involves the distribution and marketing of drinking water products and water activation products. HMI is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business own approximately 75% of the outstanding common stock of HMI.

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at June 30, 2009, the Company had an accumulated deficit of $1,230,284 and a working capital deficit of $328,210. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, valuation of distribution rights, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2009, the Company had no cash equivalents.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, receivables, accounts payable, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

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

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(c). The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the six month period ended June 30, 2009, the Company recorded $96,164 in amortization expense in relation to these assets.

l)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2009, there are no anti-dilutive financial instruments outstanding.

m)	Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Recently Adopted Accounting Pronouncements (continued)

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

a)

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2009. For the six months ended June 30, 2009, the Company recorded $18,000 (June 30, 2008- $18,000) of consulting expense and $18,000 (June 30, 2008 - $18,000) as marketing and sales expense.

b)

As at June 30, 2009, the Company was indebted to directors and officers of the Company for $343,588 (December 31, 2008 - $167,957) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the six months ended June 30, 2009 the Company recorded $7,201 (six months ended June 30, 2008 - $16,165) of imputed interest at 5.25% relating to these amounts owing.

c)

During the six months ended June 30, 2008, a shareholder of the Company paid $12,156 on behalf of the Company towards professional fees related to the Company’s SB-2 Registration Statement. These costs have been donated to the Company and have been recorded as additional paid-in capital.

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

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

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

d)

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). The fair value of the restricted shares issued was estimated to be $150,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. Under the agreement, the Company is also obligated to issue a further 20,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $300,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. As at June 30, 2009, the estimated fair value of these shares has been presented as Class A common stock issuable on the balance sheet. On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement (see Note 8(a)). The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $450,000 has been recorded as intangible assets as at June 30, 2009, less accumulated amortization of $96,164.

5.	Recapitalization Transaction

On January 1, 2006, Freshwater Technologies Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”) which involves the distribution and marketing of drinking water products and water activation products. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business own approximately 75% of the outstanding common stock of HMI.

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
Notes to Financial Statements
(expressed in US dollars)

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

b)

On January 25, 2009, the Company entered into an agreement with ELCE International Corp. (“ELCE”) under which it obtained the rights to distribute water products purchased from ELCE in certain countries domiciled in South and Central America. As consideration for these rights, the Company agreed to issue to Claudio Sgarbi, the President of ELCE, 10,000,000 restricted shares of common stock upon closing of the agreement (issued on January 25, 2009 – see Note 4(d)) and an additional 5,000,000 shares issuable semi-annually for two years from closing for a total of 20,000,000 additional shares. Under the agreement, the Company will pay Claudio Sgarbi any out- of-pocket expenses plus consulting fees as follows:

$4,500 per month until May 2009;

$6,000 per month thereafter until August 2009;

$7,500 per month thereafter until November 2009; and

$9,000 per month thereafter until the agreement is terminated.

Under the agreement, the Company has agreed to pay to ELCE 50% of the net profits relating to sales of ELCE water products and to maintain minimum inventories of ELCE water products for each country specified in the agreement in due course. As at June 30, 2009, the purchase cost of minimum inventory quantities was estimated to be $881,000 in total.

c)

In February 2009, the Company entered into an Agency Agreement with Ancizar Rendon Ramirez to act as Agent for ELCE sales in the Southern Region of Colombia, South America. The Company will pay $1,000 monthly for these consulting services including related sales expenses and a commission of 10% for all collected ELCE sales initiated by the Agent in the Southern Region of Colombia. The agreement is for a one year term which expires January 31, 2010, is renewable annually and can be terminated by the Company with three month’s notice.

7.	Economic Dependence

The Company relies solely upon VIQUA- a Trojan Technologies Company (formerly R-Can Environmental Inc.) (“VIQUA”), as the sole supplier of their drinking water products, ELCE International Corp. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. VIQUA and ELCE supplied the Company with 100% of the products that the Company offered and sold during the six months ended June 30, 2009 and 2008. VIQUA, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

8.	Subsequent Events

a)

On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). The fair value of the restricted shares issued was estimated to be $75,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in US dollars)

8.	Subsequent Events (continued)

b)

In July 2009, the Company entered into an Agency Agreement with Luis Alberto Buitrago Gonzalez to act as Agent for FW Activator sales in the Valle de Cauca Region of Colombia, South America. The Company will pay $400 monthly increasing to $600 per month after three months for these consulting services including related sales expenses and a commission of 5% for all collected FW Activator sales initiated by the agent in the Valle de Cauca Region of Colombia. The agreement is for a one year term which expires July 15, 2010, is renewable annually and can be terminated by the Company with three month’s notice.

c)

In April 2009, the Company entered into an Agency Agreement with German Guerra Guerra to act as Agent for FW Activator sales made by RyC Refrigeracion E.I.R.L. and ASAP Consulting Group S.A.C. in Peru, South America. The Company will pay a commission of 5% for all collected FW Activator sales made by RyC Refrigeracion E.I.R.L. and ASAP Consulting Group S.A.C. in Peru, South America. The agreement is for a one year term which expires in April 2010, is renewable annually and can be terminated by the Company with three month’s notice. On July 1, 2009 the Company formalized its Distributors’ Agreement with RyC Refrigeracion E.I.R.L.

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

Our drinking water treatment products also feature the ozone water treatment systems of Ozocan Corporation for the countries of Argentina, Chile, Peru, Costa Rica and Panama. As a proven disinfectant, ozone is more powerful than chlorine and, unlike chlorine, it discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and wastewater, are used in bottled water applications as well as treating air conditioning and cooling tower installations. Ozocan systems can be found throughout the globe either as custom designed applications or in one of a number of standard sized units that can meet the effective treatment needs of a wide variety of customers.

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

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our company for a number of years. In July 2009 we were approved for a private labelling program whereby all ELCE Activators would now be labelled FW Activators. In July we introduced a FW Activator rental program to our distributors and, as a result, we will inventory rental units installed by our distributors. Pursuant to the joint venture agreement, ELCE International will supply its FW water activation units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International has compiled technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output.

The essential elements of the FW device lie in the properties of its ceramic balls, hardened to 1200 degrees Centigrade. As water passes through the stainless steel chamber containing the ceramic balls, the balls rotate and rub against each other generating several forms of electrical energy which act to reduce and eliminate the accumulated rust, scale and corrosion that is caused by minerals and salts in the source water. As a result, FW water activation eliminates the conventional use and ongoing costs of continually using harsh chemicals to clean out deposits within heating and cooling systems. We have formalized our relationship with ELCE International Corp. with a non-exclusive distribution agreement and a joint venture agreement. We have also formalized our relationship with VIQUA(formerlyR-Can Environmental Inc.) and Oxocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

General

The following is a discussion and analysis of our results of operation for the six month periods ended June 30, 2009 and June 30, 2008 and the year ended December 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results of Operations

Material Changes in Financial Condition

	June 30, 2009	December 31, 2008

Current Assets	$83,520	$1,876
Current Liabilities	411,730	206,548
Working Capital Deficiency	$328,210	$204,672

Total assets at June 30, 2009 were $437,356 as compared to $1,876 at December 31, 2008.

$81,844 of this increase is due to an increase in inventory mainly representing two FW-12 Activation units that are being evaluated in companies in Colombia.

$353,836 of this increase is attributable to Intangible Assets as described below:

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the joint venture agreement with ELCE International Corp. The fair value of the restricted shares issued was estimated to be $150,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. Under the agreement, the Company is also obligated to issue a further 20,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $300,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. As at June 30, 2009, the estimated fair value of these shares has been presented as Class A common stock issuable on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $450,000 has been recorded as intangible assets at June 30, 2009, less accumulated amortization of $96,164.

Liabilities at June 30, 2009 were $411,730 as compared to $206,548 at December 31, 2008. The increase is due to an increase of $29,511 in accrued liabilities mainly regarding professional fees and an increase of $175,631 due to our directors and officers. The amounts due to our directors and officers total $343,588 and are non-interest bearing, unsecured and have no specific terms for repayment.

Revenue

We generated revenues of $555 for the three month period ended June 30, 2009 compared to $nil for the three month period ended June 30, 2008 and $685 for the six month period ended June 30, 2009 compared to $1,426 for the six month period ended June 30, 2008. The cost of sales for the three month period ended June 30, 2009 was $79, compared to $nil for the three month period ended June 30, 2008 while the cost of sales was $166 for the six month period ended June 30, 2009 compared to $601 for the six month period ended June 30, 2008 .

This revenue was generated from sales of our drinking water products.

Operating Costs and Expenses

The major components of our revenue and expenses for the three and six month periods ended June 30, 2009 and 2008 are outlined in the table below:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	$	$	$	$

Revenue	555	–	685	1,426

Cost of Sales	79	–	166	601

Gross Profit	476	–	519	825

Expenses
Amortization of intangible assets	56,096	–	96,164	–

Consulting	9,000	9,000	18,000	18,000
General and administrative	6,714	2,895	11,655	4,091
Imputed interest	4,273	8,381	7,201	16,165
Marketing and sales	48,413	11,596	101,003	27,509
Professional fees	9,860	6,575	32,337	28,395
Bad debts expense (recovery)	(7,896)	–	(38,938)	(880)

Total Expenses	126,460	38,447	227,422	93,280

Net Loss From Operations	(125,984)	(38,447)	(226,903)	(92,455)

For the three months ended June 30, 2009, our operating expenses totalled $126,460 as compared to $38,447 for the three months ended June 30, 2008. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $56,096 for the three months ended June 30, 2009 compared with nil for the three months ended June 30, 2008 as the agreement was signed January 25, 2009. Professional fees amounted to $9,860 for the three months ended June 30, 2009 as compared to $6,575 for the three months ended June 30, 2008. Marketing and sales expenses and consultants’ costs were $48,413 for the three months ended June 30, 2009 as compared to $11,596 for the three months ended June 30, 2008 with the increase being due to an increase in travel expenses and fees for our Director of Latin America sales of $7,860, an increase in fees and expenses for our Agent in Colombia of $5,736, an increase in costs relating to our Joint Venture Agreement with ELCE International Corp. of $20,999 and an increase in Central/South America travel of $2,222. General and administrative expenses were $6,714 during the three months ended June 30, 2009 as compared to $2,895 for the three months ended June 30, 2008. This increase is due to increased trust company fees and increased shareholder communication costs. Imputed interest on directors’ loans was $4,273 for the three months ended June 30, 2009 as compared to $8,381 for the three months ended June 30, 2008. This decrease is mainly due to the completion of a debt settlement and subscription agreement in August 2008 whereby $560,000 of debt to directors was settled by the issuance of 11,200,000 common shares of our company which reduced the imputed interest charged on Directors’ loans. For the three months ended June 30, 2009 we recovered $7,896 of sales previously written off as compared to $nil for the three months ended June 30, 2008.

For the six months ended June 30, 2009, our operating expenses totalled $227,422 as compared to $93,280 for the six months ended June 30, 2008. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $96,164 for the six months ended June 30, 2009 compared with nil for the six months ended June 30, 2008 as the agreement was signed January 25, 2009. Professional fees amounted to $32,337 for the six months ended June 30, 2009 as compared to $28,395 for the six months ended June 30, 2008. Marketing and sales expenses and consultants’ costs were $101,003 for the six months ended June 30, 2009 as compared to $27,509 for the six months ended June 30, 2008 with the increase being due to an increase in travel expenses and fees for our Director of Latin America sales of $16,017, an increase in fees and expenses for our Agent in Colombia of $9,136, an increase in costs relating to our Joint Venture Agreement with ELCE International Corp. of $44,591 and a business promotion fee paid of $3,750. General and administrative expenses were $11,655 during the six months ended June 30, 2009 as compared to $4,091 for the six months ended June 30, 2008. This increase is mainly due to costs of setting up banking in Colombia and Peru of $3,500 and increased shareholder communication costs of $2,728. Imputed interest on directors’ loans was $7,201 for the six months ended June 30, 2009 as compared to $16,165 for the six months ended June 30, 2008. This decrease is mainly due to the completion of a debt settlement and subscription agreement in August 2008 whereby $560,000 of debt to directors was settled by the issuance of 11,200,000 common shares of our company which reduced the imputed interest charged on Directors’ loans. For the six months ended June 30, 2009 we recovered $38,938 of sales previously written off as compared to $880 for the six months ended June 30, 2008.

Liquidity and Capital Resources

Working Capital

	June 30, 2009	December 31, 2008
Current Assets	$83,520	$1,876
Current Liabilities	411,730	206,548
Working Capital Deficiency	$328,210	$204,672

Cash Flows

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash provided (used) in Operating Activities	$(139,510)	$(33,364)
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	139,631	33,580
Net Increase (Decrease) in Cash	$121	$216

We had cash on hand of $281 and negative working capital of $328,210 as of June 30, 2009 compared to cash on hand of $160 and negative working capital of $204,672 for the year ended December 31, 2008. We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating

There are no assurances that we will earn the funds required for our continued operations. If we do not earn the required revenues, then we will have to seek another source of financing, likely through the sale of more shares of our common stock or borrowing money. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Operating Activities

Operating activities used cash of $139,510 for the six months ended June 30, 2009 and used cash of $33,364 for the six months ended June 30, 2008.

Financing Activities

Net cash provided by financing activities was $139,631 for the six months ended June 30, 2009 and net cash provided by financing activities was $33,580 for the six months ended June 30, 2008. These financing activities were provided by two directors of our Company.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2009, we had no cash equivalents.

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

Revenue Recognition

Our company recognizes revenue from the sale of drinking water products and water activation products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The majority of the sales consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for FW Activators, the customer pays all costs from arrival point in the country to which the FW Activators are shipped. Our company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where our company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, our company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount our company reasonably believes will be collected. For all other customers, our company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our company’s historical experience.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009, we have no items that represent comprehensive loss and, therefore, have not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, receivables, accounts payable, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the immediate or relatively short maturities of these instruments.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2009, there are no anti-dilutive financial instruments outstanding.

Recently Adopted Accounting Pronouncements

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to March 31, 2009, we have generated $462,484 in revenue from the sale of our products. As at June 30, 2009, we had cash of $281 and negative working capital of $328,210. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2008 and December 31, 2007 state that these factors raise substantial doubt regarding our company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. From January 21, 2005 to June 30, 2009, we raised $511,891 through advances provided by two of our directors. We estimate our average monthly operating expenses to be approximately $30,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended December 31, 2008 and December 31, 2007.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors and cause us to go out of business.

As of June 30, 2009, we had total liabilities of $411,730, of which $343,588 was due to related parties. Our liabilities are substantial relative to our current assets, which were $81,844 as of June 30, 2009, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors. If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company. Our substantial liabilities and lack of cash could also have other negative effects, including:

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

We sell drinking water treatment products and water activation products. Our two suppliers of drinking water products, VIQUA(formerly R-Can Environmental Inc.) of Guelph, Ontario, Canada, and Ozocan Corporation of Toronto, Ontario, Canada supplied our company with all of our drinking water treatment products that our company sold during the years ended December 31, 2008 and December 31, 2007. Similarly, our sole supplier of water activation products, ELCE International Corp., is the manufacturer and distributor of our FW water activation units. We order units from ELCE International which are then shipped to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International supplied our company with all of our water activation products that our company sold during the year ended December 31, 2008 and December 31, 2007. Our three suppliers manufacture their respective products and develop the technologies within such products. In addition, these suppliers also supply similar products from other manufacturers. As of May 2005, VIQUA(formerly R-Can Environmental Inc.) supplied our company with products from some components from outside suppliers but all VIQUA products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with VIQUA(formerly R-Can Environmental Inc.), Ozocan Corporation or ELCE International Corp. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with eleven local distributors and the technical assistance of our three product suppliers, VIQUA(formerly R-Can Environmental), Ozocan Corporation and ELCE International as well as local accounting and technical support services, our Latin American Director of Sales and our Southern Colombian and Peruvian sales agents. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 80%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of August 14, 2009, there were 127,120,000 common shares issued and outstanding and no Series B common shares issued and outstanding. In addition, under our Joint Venture Agreement with ELCE International Corp. we have committed to issue 15,000,000 common shares over the next eighteen months. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

As of June 30, 2009, the end of the three month period covered by this report, our management carried out an evaluation with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1(1)	Articles of Incorporation

3.2 (1)	By-laws

10.1 (1)	Supplier Agreement with ELCE International dated August 18, 2001

10.2 (1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005

10.3 (1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005

10.4 (1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005

10.5 (1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005

10.6 (1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson

10.7 (1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson

10.8 (1)	Agreement with Max Weissengruber, dated January 1, 2006.

10.9 (2)	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008

10.10 (2)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008

Exhibit	Description
Number

10.11 (2)	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Max Weissengruber

31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of D. Brian Robertson

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

By	/s/ Max Weissengruber
Max Weissengruber
President and Director
(Principal Executive Officer)

Date:	August 14, 2009

By	/s/ Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer
Vice-President of Sales and Director
(Principal Accounting Officer
and Principal Financial Officer)

Date:	August 14, 2009