Form 10-Q
period 2009-09-30
Freshwater Technologies Inc.
filed 2009-11-16
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2009, there were 152,120,000 shares of common stock, par value $0.001, outstanding.

1

Freshwater Technologies, Inc.
(A Development Stage Company)

September 30, 2009

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited)
	September 30,	December 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	464	160
Receivables	4,698	1,716
Inventory	82,694	–

Total Current Assets	87,856	1,876
Intangible Assets (Notes 2(k) and 4(d))	297,124	–

Total Assets	384,980	1,876

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	21,054	21,054
Accrued liabilities	56,879	17,537
Due to related parties (Note 3(b))	24,160	167,957

Total Liabilities	102,093	206,548

Going Concern (Note 1)
Commitments and Contingencies (Notes 3(a) and 6)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5)
Authorized: 300,000,000 common shares, with a par value of $0.001
Issued and outstanding: 152,120,000 shares (2008 – 112,120,000)	152,120	112,120

Class B Common Stock
Authorized: 100,000,000 common shares, with a par value of $0.001
Issued and outstanding: none	–	–

Additional Paid-in Capital (Notes 4 and 5)	1,259,015	686,589

Class A Common Stock Issuable (Note 4(d))	225,000	–

Deficit Accumulated During the Development Stage	(1,353,248)	(1,003,381)

Total Stockholders’ Equity (Deficit)	282,887	(204,672)

Total Liabilities and Stockholders’ Equity (Deficit)	384,980	1,876

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	Accumulated
	from January 21,
	2005 (Date of	Three Months	Three Months	Nine Months	Nine Months
	Inception)	Ended	Ended	Ended	Ended
	to September	September 30,	September 30,	September 30,	September 30,
	30, 2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	468,984	6,500	200	7,185	1,626
Cost of Sales	214,439	–	104	166	705
Gross Profit	254,545	6,500	96	7,019	921

Expenses
Amortization of intangible assets	152,876	56,712	–	152,876	–
Consulting (Note 3(a))	238,000	9,000	9,000	27,000	27,000
General and administrative	128,862	4,173	3,130	15,628	7,220
Imputed interest (Note 3(b))	110,484	5,225	1,475	12,426	17,641
Marketing and sales (Note 3(a))	429,553	49,004	23,251	150,007	50,760
Professional fees (Note 3(c))	178,290	3,500	11,610	35,837	40,005
Bad debts expense (recovery)	368,278	(1,400)	(5,900)	(40,338)	(6,780)
Commission Expense	3,450	3,250	–	3,450	–

Total Expenses	1,609,793	129,464	42,566	356,886	135,846
Net Loss From Operations	(1,355,248)	(122,964)	(42,470)	(349,867)	(134,925)
Other Income
Gain on settlement of debt	2,000	–	–	–	–
Net Loss	(1,353,248)	(122,964)	(42,470)	(349,867)	(134,925)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		136,903,000	102,700,000	126,186,000	102,700,000

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30
	2009	2008
	$	$
Operating Activities
Net loss	(349,867)	(134,925)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Amortization of intangible assets	152,876	–
Donated costs	–	12,156
Imputed interest	12,426	17,641
Forgiveness of debt	–	–
Provision for inventory obsolescence	–	–
Changes in operating assets and liabilities:
Accounts receivable	(2,982)	57
Other receivables	–	987
Inventory	(82,694)	–
Prepaid expenses	–	–
Accounts payable and accrued liabilities	39,342	(1,131)
Due to related parties	54,000	54,000

Net Cash Provided (Used) By Operating Activities	(176,899)	(51,215)
Financing Activities
Advances from related parties	193,645	60,187
Repayments to related parties	(16,442)	(4,000)
Net Cash Provided (Used) By Financing Activities	177,203	56,187
Increase (Decrease) in Cash	304	4,972
Cash – Beginning of Period	160	224
Cash – End of Period	464	5,196
Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible
assets	450,000	–
Issuance of shares of common stock to settle debt	375,000	566,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Going Concern

On January 1, 2006 Freshwater Technologies Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Its principal business now involves the distribution and marketing of drinking water products and water activation products. HMI is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI.

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805 “Business Combinations”. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 5.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at September 30, 2009, the Company had an accumulated deficit of $1,353,248 and a working capital deficit of $14,237. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The Company’s fiscal year end is December 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10K filed April 15, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, valuation of distribution rights, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments (continued)

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Revenue Recognition

The Company recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, Revenue Recognition. The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for ELCE products, the customer pays all costs from arrival point in the country to which the ELCE products are shipped. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.

	j)	Stock-based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Compensation – Stock Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

	k)	Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(c). The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the nine month period ended September 30, 2009, the Company recorded $152,876 in amortization expense in relation to these assets.

	l)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2009, there are no anti-dilutive financial instruments outstanding.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	n)	Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855-10, Subsequent Events – Overall, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through November 10, 2009, the date of issuance of the financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

a)

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2009. For the nine months ended September 30, 2009, the Company recorded $27,000 (September 30, 2008- $27,000) of consulting expense and $27,000 (September 30, 2008 - $27,000) as marketing and sales expense.

b)

As at September 30, 2009, the Company was indebted to directors and officers of the Company for $24,160 (December 31, 2008 - $167,957) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the nine months ended September 30, 2009 the Company recorded $12,426 (nine months ended September 30, 2008 - $17,641) of imputed interest at 5.25% relating to these amounts owing.

c)

During the nine months ended September 30, 2008, a shareholder of the Company paid $12,156 on behalf of the Company towards professional fees related to the Company’s SB-2 Registration Statement. These costs have been donated to the Company and have been recorded as additional paid-in capital.

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

	f)	On August 19, 2009, the President and CFO assigned $375,000 of debt owing to them by the Company to personal creditors in full payment of amounts owing to these creditors (see Note 4(e)).

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

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

d)

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement. The fair value of the restricted shares issued was estimated to be $225,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. Under the agreement, the Company is also obligated to issue a further 15,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $225,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. As at September 30, 2009, the estimated fair value of these shares has been presented as Class A common stock issuable on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $450,000 has been recorded as intangible assets as at September 30, 2009, less accumulated amortization of $152,876.

e)

On August 20, 2009, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 25,000,000 shares of Class A common stock at a fair value of $0.015 per share in consideration of the settlement of $375,000 owing (see Note 3(f)).

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

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805, “Business Combinations”. The acquisition has been accounted for as a continuation of the Freshwater Technologies business in accordance with ASC 805. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”).

$

Advances from related parties	(45,301)

Net liabilities assumed	(45,301)

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

6.	Commitments

a)

On September 23, 2008, the Company entered into a Consulting Agreement with Rolando Choso Esquivel to act as Director, Latin American Sales and Marketing. The Company will pay $1,500 monthly for these consulting services and will reimburse out of pocket expenses incurred for Company business. The agreement was renewed for a one year term expiring August 31, 2010, is renewable annually with both parties approval and can be terminated by the Company with two month’s notice and payment.

b)

On January 25, 2009, the Company entered into an agreement with ELCE International Corp. (“ELCE”) under which it obtained the rights to distribute water products purchased from ELCE in certain countries domiciled in South and Central America. As consideration for these rights, the Company agreed to issue to Claudio Sgarbi, the President of ELCE, 10,000,000 restricted shares of common stock upon closing of the agreement (issued on January 25, 2009 – see Note 4(d)), 5,000,000 restricted shares issued on July 25,2009 – see Note 4(d) and an additional 5,000,000 shares issuable semi-annually for 18 months for a total of 15,000,000 additional shares. Under the agreement, the Company will pay Claudio Sgarbi any out-of-pocket expenses plus consulting fees as follows:

$4,500 per month until May 2009;
$6,000 per month thereafter until August 2009;
$7,500 per month thereafter until November 2009; and
$9,000 per month thereafter until the agreement is terminated.

Under the agreement, the Company has agreed to pay to ELCE 50% of the net profits relating to sales of ELCE water products and to maintain minimum inventories of ELCE water products for each country specified in the agreement in due course. As at September 30, 2009, the purchase cost of minimum inventory quantities was estimated to be $881,000 in total.

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

d)

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

e)

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

The Company relies solely upon VIQUA- a Trojan Technologies Company (formerly R-Can Environmental Inc.) (“VIQUA”), as the sole supplier of their drinking water products, ELCE International Corp. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. VIQUA and ELCE supplied the Company with 100% of the products that the Company offered and sold during the nine months ended September 30, 2009 and 2008. VIQUA, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

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

Our drinking water treatment products also feature the ozone water treatment systems of Ozocan Corporation for the countries of Argentina, Chile, Peru, Costa Rica and Panama. As a proven disinfectant, ozone is more powerful than chlorine and, unlike chlorine, it discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and wastewater and are used in bottled water applications as well as treating air conditioning and cooling tower installations. Ozocan systems can be found throughout the globe either as custom designed applications or in one of a number of standard sized units that can meet the effective treatment needs of a wide variety of customers.

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals. Our water activation products are supplied to our company by ELCE International Corp., the worldwide distributor of ELCE products invented by Nihon Jisui Co. Ltd. of Japan. We order units from ELCE International Corp. which are then shipped against customer orders or shipped directly to one of our local distributors located in Argentina, Chile, Colombia, Costa Rica, Panama and Peru. ELCE water activation treatment systems remove rust, scale and corrosion within heating and cooling systems. The water activation units, which range in water flow capacity from 11 liters per minute to over 2,000 liters per minute, change water properties physically without removing or adding chemical impurities, ions or minerals.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our company for a number of years. In July 2009 we were approved for a private labelling program whereby all ELCE Activators made for our company’s rental or sale would now be labelled FW Activators. In July we introduced a FW Activator rental program to our distributors and, as a result, we will inventory rental units installed by our distributors. Pursuant to the joint venture agreement, ELCE International will supply its FW water activation units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International has compiled technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output.

The essential elements of the FW device lie in the properties of its ceramic balls, hardened to 1200 degrees Centigrade. As water passes through the stainless steel chamber containing the ceramic balls, the balls rotate and rub against each other generating several forms of electrical energy which act to reduce and eliminate the accumulated rust, scale and corrosion that is caused by minerals and salts in the source water. As a result, FW water activation eliminates the conventional use and ongoing costs of continually using harsh chemicals to clean out deposits within heating and cooling systems. We have formalized our relationship with ELCE International Corp. with a non-exclusive distribution agreement and a joint venture agreement. We have also formalized our relationship with VIQUA(formerly R-Can Environmental Inc.) and Oxocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

General

The following is a discussion and analysis of our results of operation for the nine month periods ended September 30, 2009 and September 30, 2008 and the year ended December 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results of Operations

Material Changes in Financial Condition

	September 30, 2009	December 31, 2008

Current Assets	$87,856	$1,876
Current Liabilities	102,093	206,548
Working Capital Deficiency	$14,237	$204,672

Total assets at September 30, 2009 were $384,980 as compared to $1,876 at December 31, 2008.

$82,694 of the increase in our Total Assets is due to an increase in inventory mainly representing two FW-12 Activation units that are being evaluated in companies in Colombia.

$2,982 of the increase in our Total Assets is attributable to an increase in accounts receivable.

$297,124 of the increase in our Total Assets is attributable to Intangible Assets as described below:

Pursuant to the joint venture agreement, on January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the joint venture agreement with ELCE International Corp. and on July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement. The fair value of the restricted shares issued was estimated to be $225,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. Under the agreement, the Company is also obligated to issue a further 15,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $225,000 as determined on the measurement date using quoted prices in an active market, less a 75% discount to reflect the effect of the restriction. As at September 30, 2009, the estimated fair value of these shares has been presented as Class A common stock issuable on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $450,000 has been recorded as intangible assets at September 30, 2009, less accumulated amortization of $152,876.

Our Liabilities at September 30, 2009 were $102,093 as compared to $206,548 at December 31, 2008. The decrease is due to the Company entering into a debt settlement and subscription agreement, on August 20, 2009, whereby the Company agreed to issue 25,000,000 shares of Class A common stock at a fair value of $0.015 per share in consideration of the debt settlement of $375,000 offset by an increase of $39,342 in accrued liabilities mainly regarding professional fees. The amounts due to our directors and officers at September 30, 2009 total $24,160 and are non-interest bearing, unsecured and have no specific terms for repayment.

Revenue

We generated revenues of $6,500 for the three month period ended September 30, 2009 compared to $200 for the three month period ended September 30, 2008 and $7,185 for the nine month period ended September 30, 2009 compared to $1,626 for the nine month period ended September 30, 2008. Revenues for the three months ended September 30, 2009 of $6,500 and for the nine months ended September 30, 2009 of $6,900 were for the rental of Activators and $285 were for the sale of water purification products. Revenues of $200 for the three months ended September 30, 2008 and $1,626 for the nine months ended September 30, 2008 were for the sale of water purification products.

The cost of sales for the three month period ended September 30, 2009 was $nil, compared to $104 for the three month period ended September 30, 2008 while the cost of sales was $166 for the nine month period ended September 30, 2009 compared to $705 for the nine month period ended September 30, 2008. There are no cost of sales recorded for the Activator rentals as these Activators had been provided for or written off in previous years.

Operating Costs and Expenses

The major components of our revenue and expenses for the three and nine month periods ended September 30, 2009 and 2008 are outlined in the table below:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	$	$	$	$

Revenue	6,500	200	7,185	1,626

Cost of Sales	–	104	166	705

Gross Profit	6,500	96	7,019	921

Expenses
Amortization of intangible assets	56,712	–	152,876	–

Consulting	9,000	9,000	27,000	27,000
General and administrative	4,173	3,130	15,628	7,220
Imputed interest	5,225	1,475	12,426	17,641
Marketing and sales	49,004	23,251	150,007	50,760
Professional fees	3,500	11,610	35,837	40,005
Bad debts expense (recovery)	(1,400)	(5,900)	(40,338)	(6,780)
Commission Expense	3,250	–	3,450	–
Total Expenses	129,464	42,566	356,886	135,846

Net Loss From Operations	(122,964)	(42,470)	(349,867)	(134,925)

For the three months ended September 30, 2009, our operating expenses totalled $129,464 as compared to $42,566 for the three months ended September 30, 2008. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $56,712 for the three months ended September 30, 2009 compared with nil for the three months ended September 30, 2008 as the agreement was signed January 25, 2009. Professional fees amounted to $3,500 for the three months ended September 30, 2009 as compared to $11,610 for the three months ended September 30, 2008. Marketing and sales expenses and consultants’ costs were $49,004 for the three months ended September 30, 2009 as compared to $23,251 for the three months ended September 30, 2008 with the increase being due to an increase in travel expenses and fees for our Director of Latin America sales of $6,630, an increase in fees and expenses for our Agent in Colombia of $3,800, an increase in costs relating to our Joint Venture Agreement with ELCE International Corp. of $26,240 offset by a decrease in Central/South America travel of $10,917. Rental commissions paid to our distributors for the rental of our Activators amounted to $3,250 for the three months ending September 30, 2009 versus $nil for the three months ended September 30, 2008 as our Activator rental program started in July 2009. General and administrative expenses were $4,173 during the three months ended September 30, 2009 as compared to $3,130 for the three months ended September 30, 2008. Imputed interest on directors’ loans was $5,225 for the three months ended September 30, 2009 as compared to $1,475 for the three months ended September 30, 2008. This increase is due to the imputed interest being calculated on higher amounts owing to Directors in 2009. For the three months ended September 30, 2009 we recovered $1,400 of sales previously written off as compared to $5,900 for the three months ended September 30, 2008.

For the nine months ended September 30, 2009, our operating expenses totalled $356,886 as compared to $135,846 for the nine months ended September 30, 2008. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $152,876 for the nine months ended September 30, 2009 compared with nil for the nine months ended September 30, 2008 as the agreement was signed January 25, 2009. Professional fees amounted to $35,837 for the nine months ended September 30, 2009 as compared to $40,005 for the nine months ended September 30, 2008. Marketing and sales expenses and consultants’ costs were $150,007 for the nine months ended September 30, 2009 as compared to $50,760 for the nine months ended September 30, 2008 with the increase being due to an increase in travel expenses and fees for our Director of Latin America sales of $22,647, an increase in fees and expenses for our Agent in Colombia of $12,936, an increase in costs relating to our Joint Venture Agreement with ELCE International Corp. of $70,831 and a business/marketing development fee paid of $3,750 offset by a decrease in Central/South American travel of $10,917. Rental commissions paid to our distributors for the rental of our Activators amounted to $3,250 for the nine months ending September 30, 2009 versus $nil for the nine months ended September 30, 2008 as our Activator rental program started in July 2009. General and administrative expenses were $15,628 during the nine months ended September 30, 2009 as compared to $7,220 for the nine months ended September 30, 2008. This increase is mainly due to costs of setting up banking in Colombia and Peru of $3,500 and increased shareholder communication costs of $3,608. Imputed interest on directors’ loans was $12,426 for the nine months ended September 30, 2009 as compared to $17,641 for the nine months ended September 30, 2008. This decrease is mainly due to the completion of a debt settlement and subscription agreement in August 2008 whereby $560,000 of debt to directors was settled by the issuance of 11,200,000 common shares of our company which reduced the imputed interest charged on Directors’ loans. For the nine months ended September 30, 2009 we recovered $40,338 of sales previously written off as compared to $6,780 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Working Capital

	September 30, 2009	December 31, 2008
Current Assets	$87,856	$1,876
Current Liabilities	102,093	206,548
Working Capital Deficiency	$14,237	$204,672

Cash Flows

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash provided (used) in Operating Activities	$(176,899)	$(51,215)
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	177,203	56,187
Net Increase (Decrease) in Cash	$304	$4,972

We had cash on hand of $464 and negative working capital of $14,237 as of September 30, 2009 compared to cash on hand of $160 and negative working capital of $204,672 for the year ended December 31, 2008. We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating

There are no assurances that we will earn the funds required for our continued operations. If we do not earn the required revenues, then we will have to seek another source of financing, likely through the sale of more shares of our common stock or borrowing money. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Operating Activities

Operating activities used cash of $176,899 for the nine months ended September 30, 2009 and used cash of $51,215 for the nine months ended September 30, 2008.

Financing Activities

Net cash provided by financing activities was $177,203 for the nine months ended September 30, 2009 and net cash provided by financing activities was $56,187 for the nine months ended September 30, 2008. These financing activities were provided by two directors of our Company.

Non-cash Investing and Financing Activities

In January 2009, the Company signed a Joint Venture Agreement with ELCE International Corp. Under the Agreement the Company is to issue 30,000,000 common shares with an estimated fair value of $450,000 on the date of the agreement for certain distribution rights.

In August 2009, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 25,000,000 shares of Class A common stock at a fair value of $0.015 per share in consideration of the settlement of $375,000 owing.

In August 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 11,320,000 shares of Class A common stock at a fair value of $0.050 per share in consideration of the settlement of $566,000 owing.

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

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, valuation of distribution rights, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

The Company recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, Revenue Recognition. The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for ELCE products, the customer pays all costs from arrival point in the country to which the ELCE products are shipped. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.

Stock-based Compensation

The Company accounts for share-based payments in accordance with ASC 718, Compensation – Stock Based Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(c). The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the nine month period ended September 30, 2009, the Company recorded $152,876 in amortization expense in relation to these assets.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2009, there are no anti-dilutive financial instruments outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Recently Accounting Pronouncements

In May 2009, FASB issued ASC 855-10, Subsequent Events – Overall, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through November 10, 2009, the date of issuance of the financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Risk Factors

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to September 30, 2009, we have generated $468,984 in revenue from the sale of our products. As at September 30, 2009, we had cash of $464 and negative working capital of $14,237. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2008 and December 31, 2007 state that these factors raise substantial doubt regarding our company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. From January 21, 2005 to September 30, 2009, we raised $549,463 through advances provided by two of our directors. We estimate our average monthly operating expenses to be approximately $30,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended December 31, 2008 and December 31, 2007.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors and cause us to go out of business.

As of September 30, 2009, we had total liabilities of $102,093, of which $24,160 was due to related parties. Our liabilities are in excess of our current assets, which were $87,856 as of September 30, 2009, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors. If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company. Our substantial liabilities and lack of cash could also have other negative effects, including:

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

Most of our products are manufactured in Canada, Italy and Japan. Our target market includes Central and South America, which are subject to social, economic and political uncertainty. We are subject to the risk that the sale, payment and delivery of our products may be interrupted as a result of social, economic and political turmoil or by natural disasters such as earthquakes and fires. Any such interruptions may cause us to lose customers and distributors and, accordingly, may adversely affect our business and results of operations.

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

Our directors and officers, in the aggregate, beneficially own approximately 58% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of November 13, 2009, there were 152,120,000 common shares issued and outstanding and no Series B common shares issued and outstanding. In addition, under our Joint Venture Agreement with ELCE International Corp. we have committed to issue 15,000,000 common shares over the next eighteen months. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

As of September 30, 2009, the end of the three month period covered by this report, our management carried out an evaluation with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 20, 2009, we issued 25,000,000 shares to four creditors in exchange for the settlement of $375,000 in debt owing by us to the four creditors at a deemed price of $0.015 per share. In selling these shares of our common stock we relied on the registration exemption provided by Regulation S and/or Section 4(2), promulgated under the Securities Act of 1933, as amended. The Form of Debt Settlement and Subscription Agreement used is attached to this report as an exhibit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

3.1(1)	Articles of Incorporation

3.2 (1)	By-laws

10.1 (1)	Supplier Agreement with ELCE International dated August 18, 2001

10.2 (1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005

10.3 (1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005

10.4 (1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005

10.5 (1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005

10.6 (1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson

10.7 (1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson

10.8 (1)	Agreement with Max Weissengruber, dated January 1, 2006.

10.9 (2)	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008

Exhibit	Description
Number

10.10 (2)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008

10.11 (2)	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009

10.12*	Form of Debt Settlement Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Max Weissengruber

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of D. Brian Robertson

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

By	/s/ Max Weissengruber
Max Weissengruber
President and Director
(Principal Executive Officer)

Date:	November 13, 2009

By	/s/ D. Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer
Vice-President of Sales and Director
(Principal Accounting Officer
and Principal Financial Officer)

Date:	November 13, 2009