Form 10-K
period 2009-12-31
Freshwater Technologies Inc.
filed 2010-04-15
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number: 000-53871

FRESHWATER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0508360
State or jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (416) 490-0254

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $878,640.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock          180,120,000 shares as of April 13, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” refer to Freshwater Technologies, Inc., unless otherwise indicated.

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

Summary of Current Business

We are a distributor of water treatment products to local distributors and retailers for industrial, manufacturing productivity, agricultural, commercial and household applications. Max Weissengruber, President is responsible for day-to-day business operations with specific responsibilities for marketing communications, website maintenance, investor relations and liaison with regulatory agencies. Brian Robertson is Chief Financial Officer responsible for budgeting, treasury and comptroller functions. He also fills the specific role of Vice President of Sales, local distributor relations, training and sales support. Douglas Robertson, Secretary maintains corporate records and documentation of business decisions. These officers and directors are capable of managing our current level of business much of which is conducted by our local distributors and supported by our Vice President of Sales, our Director of Marketing for Latin America and our Southern Colombian sales agents.

We currently offer three product lines consisting of drinking water treatment products and water activation products. The drinking water treatment products feature Sterilight branded ultra violet products that are supplied to our company by VIQUA(formerly R-Can Environmental Inc.), a manufacturer based out of Guelph, Ontario, Canada. Sterilight branded ultraviolet water treatment systems incorporate ultraviolet light energy that eradicates harmful microbiological contaminants in drinking water.Traditional disinfectant methods, such as chlorination, react with natural organic matter to produce objectionable taste and odor and also forms substances with known carcinogenic properties such as trihalomethane.

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

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals as well as improving significantly the productivity results in certain manufacturing operations and agricutural Greenhouse facilities. Our water activation products are supplied to our company by ELCE International Corp., the worldwide distributor of ELCE products invented by Nihon Jisui Co. Ltd. of Japan. In July, 2009 ELCE International Corp. agreed to supply the Company with its own FW branded water activation technology. We order units from ELCE International Corp. which are then shipped against customer orders or shipped directly to one of our local distributors located in Argentina, Chile, Colombia, Costa Rica, Panama and Peru. FW water activation treatment systems remove rust, scale and corrosion within heating and cooling systems. Additionally, FW water activators improve productivity in both agricultural and manufacturing operations due to the FW Water Activator’s capability to reduce the size of water molecules and reduce water surface tension. The FW water activation units, which range in water flow capacity from 11 liters per minute to over 2,000 liters per minute, change water properties physically without removing or adding chemical impurities, ions or minerals.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW water activators.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our company for a number of years. In July 2009, we were approved for a private labelling program whereby all ELCE Activators made for our company’s rental or sale would now be labelled FW Activators. In July we introduced a FW Activator rental program to our distributors and, as a result, we will inventory rental units installed by our distributors at their customers. Pursuant to the joint venture agreement, ELCE International will supply its FW water activation units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International Corp. has compiled technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output.

The essential elements of the FW device lie in the properties of its ceramic balls, hardened to 1200 degrees Centigrade. As water passes through the stainless steel chamber containing the ceramic balls, the balls rotate and rub against each other generating several forms of electrical energy which act to reduce and eliminate the accumulated rust, scale and corrosion that is caused by minerals and salts in the source water. As a result, FW water activation eliminates the conventional use and ongoing costs of continually using chemicals to clean out deposits within heating and cooling systems.

In manufacturing and agricultural operations, as a result of FW activated water decreasing the surface tension of the water and reducing the water molecule size, productivity is increased in many applications.

We have formalized our relationship with ELCE International Corp. with a non-exclusive distribution agreement and a joint venture agreement. We have also formalized our relationship with VIQUA(formerly R-Can Environmental Inc.) and Ozocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

Currently, we market our products through local distributors and agents in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. These specific markets were selected because the Company has the ability to conduct business in Spanish and has been able to enter into business relationships with firms and individuals with existing commercial customers and the technical resources to sell, install and service our products. In addition, Central and South America are areas where the depth and breadth of competitive products is not as intense as other more developed markets such as North America and Europe. All of our product lines are chemical free technologies which are gaining more and more support by the general public and increased regulatory attention. Once we have secured the interest of potential local distributors, our Vice President of Sales and/or our Director of Marketing and Sales for Latin America visits the country in question to determine if the potential local partner has an existing business with the required technical capability to represent the Company’s products. Our initial focus is in the water activation products area since we do have available activators for the boiler and refrigeration/cooling products already sold by local distributors and are testing activators in the manufacturing and agricutural areas. Once an agreement is signed, our Vice President of Sales or Director of Latin American Marketing delivers on site training programs for each local distributor and regularly accompanies local partners on sales presentations to answer questions and provide technical support. The Company receives ongoing product and technical support from ELCE International which is usually provided in Spanish. Communication with local distributors is maintained on a regular basis with quick responses to questions or inquiries from our distributors.

As a marketing initiative, we also offer training and technical information to local distributors, through our Director of Latin American Marketing, who may then pass on such knowledge and information to the end-user. Our primary objective in the short-to-medium term is to establish an initial customer base in every market we enter. We have found that if potential customers can see our products in a nearby location and talk with the owner of our products, that third party support is critical in growing our business. As a result of the specific definition of our target markets and the fact that we are in the development stage of operations, we have focused on the development of distribution alliances as the preferred means of business development. Our company intends to leverage external resources provided by our local distributors and satisfied customers to minimize overhead and to seek market development by tapping into existing client pools of distributors. These arrangements may take the form of a distribution agreement, joint venture or partnership agreement. We believe that without well-established, reputable local partners, it is difficult to manage the language, culture and business practices of foreign territories.

To date, the cost of our water activation units compare with other methods of treating scale, rust and corrosion in heating and cooling systems and are a one time cost when compared with the never ending cost of chemicals in chemical methods of removing such water based encrustations. We have learned that industrial and commercial customers are financially able to purchase our water activation products which cost a very small amount when compared with the cost they pay for boiler and refrigeration equipment. In addition, FW water activators are designed to maximize operational efficiency by removing rust, scale and corrosion which can increase energy costs and cause production shutdowns and reduce the equipment life of water based heating and cooling systems.

The VIQUA ultraviolet units are marketed to middle and higher income households who want to directly control the safety of their household drinking water supplies.

In terms of drinking water treatment systems, all competitive technologies such as chlorination, reverse osmosis, desalinization and ion exchange require some form of electricity in order to function. A normal household ultra violet water treatment system, which requires a sediment filter, uses the equivalent electricity of a 40 watt light bulb. To eliminate sulphur and other taste affecting odors, a carbon filter is also recommended.

We believe that we can develop a distribution network by offering proven chemical free and competitively priced products to our distributors. Through our distribution network, we hope to derive recurring sales and rental revenue from sources, such as servicing potable water equipment, the sale of replacement parts, filters and other consumables. Our distribution network may enable us to offer appropriate solutions to water problems for residential and commercial customers through a combination of testing, product selection, installation, monitoring and service. We also intend to use a distribution network as a way to consider new product lines and enter new markets once a determination of potential need has been made. Distributors are required to purchase all their requirements for water treatment products from our company. As we do not manufacture our products, we are not required to invest in capital intensive infrastructure that is necessary to complete the manufacturing process. We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW water activators.

Drinking Water Products

We represent a wide range of ultraviolet drinking water products, all of which are provided to us by VIQUA(formerly R-Can Environmental Inc.), pursuant to our non-exclusive distribution agreement. VIQUA manufactures all products in Ontario, Canada. All of the drinking water products that we distribute incorporate ultraviolet technology to sterilize and clean drinking water. Ultraviolet disinfection is a well-established, economical and chemical free process that offers a 99.9% reduction in bacteria, parasites and viruses in drinking water. Ultraviolet technology imparts no chemical residues to the water supply and management believes the technology represents the most simple and cost-effective way to treat drinking water supplies. Water is treated as it passes through a chamber where it is exposed to ultraviolet radiation. The VIQUA Sterilight disinfection lamps emit a powerful light energy which, when absorbed by contaminants such as bacteria, viruses and parasites, causes the disruption of the DNA structure of the contaminants preventing reproduction of the fixed genetic components or unique characteristics of each microbial contaminant. The prevention of reproduction of contaminants is what renders ultra violet treated water safe for human consumption.

VIQUA’s ultraviolet products range from 1-2 gallons per minute weighing 11 lbs. to larger units that can treat 1,000 gallons per minute weighing 1,100 pounds. The company has one of the widest ranges of sizes and types of ultraviolet water treatment systems, which make and assemble all of its products in the Guelph, Ontario, Canada manufacturing facility.

Ultra violet technology is well established and NSF International, a non profit agency based in Ann Arbor, Michigan established standards for drinking water products. In October of 2002, NSF International and the US Environmental Protection Agency (EPA) agreed to form a Drinking Water technologies Agency to develop technical evaluation of drinking water technologies. Standard 55A certification for ultra violet systems means that products certified under Standard 55 A are able to disinfect or remove microorganisms from contaminated drinking water, including bacteria and viruses. VIQUA’s ultra violet products sold by Freshwater Technologies are certified under Standard 55A. Information on NSF International and its programs can be found at www.nsf.org.

The technology utilized in our drinking water products exposes water to an ultraviolet purification cycle which provides protection against bacteria and other organic matter. Our water purification system operates as follows: Sterilight ultraviolet water sterilizers incorporate natural ultraviolet light energy to eradicate water borne contaminants such as bacteria, viruses and parasites. Water enters through the bottom part of the ultraviolet reactor chamber and swirls around a low pressure mercury vapor lamp protected by a quartz sleeve. The UV lamp emits powerful ultraviolet light energy at a wave length of 253.7 nm. Genetic components contained in the microorganisms absorb the light energy which disrupts the DNA and prevents reproduction. Treated water then exits through the top part of the chamber and is ready for human consumption.

Water Activation Products

We currently can supply approximately 15 different sizes of FW water activation devices, all of which are manufactured and supplied to the Company by ELCE International Corp. pursuant to our non-exclusive Joint Venture Agreement signed in January 2009. ELCE International Corp. manufactures all products and ships such products to our company upon request or directly to our distributors.

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

Our water activation products process water physically without removing or adding chemical impurities. The device is able to remove the mineral and salt buildup by passing water over hardened ceramic balls inside a stainless steel container. As the water passes through and around the ceramic balls, several types of electrical energies are created. The activated water resulting from these electrical energies causes a gradual erosion of the accumulations of solid materials inside the water system. After a period of several months, depending upon the amount of accumulation, the water system is cleansed and future accumulation of minerals and salts is prevented. The accumulated material is broken down into very tiny pieces which are purged from the systems, with larger forms of residue captured by bag filters and, in the case of boilers, there are scheduled shutdown periods when accumulated material is cleaned out from the bottom of the boiler. Once existing deposits are removed, FW water activation prevents the deposition of any new deposits in the equipment.

All FW Activators are similar in design. A stainless steel cylinder contains a precisely defined number of highly hardened ceramic balls to a certain height within the stainless steel chamber. Activators range from units with a flow capacity of 13 liters per minute, weighing 5 kilograms to large Activators with a flow capacity of over 2,100 liters per minute, weighing over 1,300 kilograms standing 2,200 millimeters high.

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

We rely exclusively upon local distributors for the marketing and sale of our products. We have distributors in 6 Countries in South and Central America. We solicit local distributor candidates through our Director of Latin American marketing and in direct contact with local mechanical, heating and cooling firms. Distributor recruitment efforts will be supported by appropriate sales literature highlighting our products and technologies as well as our website and our suppliers’ websites. If we are able to secure financing, we intend to provide a marketing program to support our local distributors. We intend to develop the marketing program so that it consists of Spanish language sales literature, regional advertising in health magazines, newspapers and news magazines in the language of the country in question. The target market for our drinking water products consists of both individual household and commercial consumers since VIQUA has products that can provide safe drinking water from 1.5 gallons per minute to 1000 gallons per minute. The household market includes the sale of water purification products, some of which are installed at the point-of-entry to a residential water system, as well as point-of-use filtration systems designed to improve the quality of drinking water. Household point-of-entry and point-of-use water treatment systems are used to remove bacteria, parasites and viruses in drinking water. Customer requirements for our drinking water products vary by geographical region as a result of differing water qualities and problems. We also offer a wide range of products for commercial customers through Ozocan Corporation. Commercial users require water treatment systems that remove health-related contaminants from the available water supply and are capable of treating large quantities of water on a cost effective basis.

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

For manufacturing and agricultural customers, we are currently marketing the water activator through our agents.

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

Technology

All technologies utilized within our products have either been developed or sourced and tested by our sole suppliers, ELCE International Corp., VIQUA(formerlyR-Can Environmental Inc.) and Ozocan Corporation. The principal technologies utilized in our drinking water products are ultraviolet sterilization techniques widely recognized as an effective and affordable chemical free water treatment technology that meets NSF/EPA drinking water standards for ultraviolet systems and exceeds U.S. Public Health Standards. Standard 55 A for ultraviolet treatment systems certifies equipment that can provide safe drinking water from water supplies containing microbial contaminants harmful to human health. VIQUA’s ultraviolet products sold by Freshwater Technologies have received NSF certification under Standard 55A.

Ozocan Corporation’s products use ozone as a proven disinfectant; ozone is one and ½ times more powerful than chlorine and, unlike chlorine, it discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and waste water and are used in bottled water applications as well as treating air conditioning and cooling water installations. The principal technologies utilized in our water activation products are electrolytic fluidization with the use of special ceramic materials. The friction caused by water flowing around the ceramic balls generates several types of electrical energies. Nihon Jisui Co Ltd , the Japanese inventor of water activation units, has provided the following summary of some of the technologies used in their water activation units:

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

Research and Development

We do not carry out any independent research and development of our drinking water products. All research and development is carried out by VIQUA(formerly R-Can Environmental Inc.) and Ozocan Corporation in regards to our drinking water products.

Currently, we are testing our FW Activator on agicultural applications in Cali, Colombia. All other research and development is carried out by ELCE International Corp. in regards to our water activation products.

Warranty

ELCE International Corp. provides a 10 year replacement guarantee on its water activation units provided the unit is installed according to manufacturer’s specifications. VIQUA’s Sterilight systems carry a 7 year warranty on the stainless steel reactor chamber, a 1 year warranty on UV lamps and monitor probes, and a 5 year pro rated warranty on all other components.

Government Approval

Neither our company nor our company’s products or services are regulated by governments in any of our markets and no permits specific to our industry are required in order for our company to operate or to sell our products and services. VIQUA has received NSF approval for meeting ultraviolet drinking water standards which are generally higher than standards in the countries where we sell ultraviolet products. Some jurisdictions, like the EPA in the United States, have developed drinking water standards which can be achieved with a variety of technologies but not with direct regulation of such devices themselves.

Environmental Issues

To our knowledge, neither the sale nor the distribution of our products constitute activities or generate materials, in a material manner, that require compliance with federal, state or local environmental laws in any jurisdictions of our operation. Our ultraviolet water treatment systems must meet drinking water standards in any jurisdictions where we maintain business operations. NSF International, the Non Profit agency certifies, in conjunction with the US Environmental Protection Agency (EPA), ultra violet products that will meet NSF Standard 55A for effective treatment of water borne bacteria and viruses. VIQUA’s products sold by Freshwater Technologies have been certified as meeting NSF Standard 55A which exceeds drinking water standards established in other countries.

Employees

Our company is currently operated by Max Weissengruber as our President, D. Brian Robertson as our Treasurer, Chief Financial Officer and Vice-President of Sales and Douglas R. Robertson as our Secretary. We also have a Senior Operations consultant, a Director of Marketing and Sales for Latin America, two sales agents in Colombia, a marketing services consultant and a web development consultant. As a development stage company, we are currently able to manage our business with these consulting personnel. We rely extensively on our local distributors supported by our Vice President of Sales and Director of Latin America Sales to generate sales of our products. We also receive technical support from our three product suppliers VIQUA, Ozocan Corp. and ELCE International. We also retain the technical services of Graham Linttell for shipping and installation assistance. Periodically, we may periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company may hire employees when circumstances warrant. If it does become necessary, we intend to carry out any such hiring on a contract basis.

Item 1A. Risk Factors.

Risks Related to the Economy

The weakening of economic conditions around the world could have harmful effects on our business. If these harmful effects cause us to scale down our planned operations, then our share price will likely decrease. If these harmful effects cause us to cease our operations, then our shareholders will likely lose their entire investment in our company.

The weakening of economic conditions around the world could have harmful effects on our business. Weakening economic conditions generally lead to less money being spent on luxuries, which water treatment products may be considered by many to be. If consumers spend less and do not choose to spend their limited funds on our water treatment products, we will earn less revenue than we currently plan on and we will not be able to achieve profitable operations.

The current economic problems will likely also have a negative impact on the amount of money we may expect to raise through sales of our equity securities. Many investors have recently seen large decreases in the value of various investments due to declining share prices across many economic sectors. Because of this and other market factors, if we choose to raise funds through the sale of our equity securities, potential investors may be less likely to buy our equity securities or we may need to sell our equity securities at low prices, resulting in fewer proceeds. This would make it difficult for us to raise adequate amounts to fund our operations through the sale of our equity securities.

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

The weakening of economic conditions around the world could have harmful effects on the operations of our customers and suppliers and the confidence of end consumers, all of which could cause our operations to suffer and our revenues to decrease.

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to December 31, 2009, we have generated $476,958 in revenue from the sale or rental of our products. As at December 31, 2009, we had cash of $226 and negative working capital of $88,697. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2009 and December 31, 2008 state that these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have a limited operating history. From the date of inception on January 21, 2005 to the closing of the asset purchase agreement on January 1, 2006, our business operations consisted primarily seeking out prospective entities with which to enter into a merger or business combination. Since January 1, 2006, we have concentrated on our new business of selling drinking water products and water activation products to distributors for resale in our target markets of South America and Central America. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues, our inability to budget expenses and manage growth accordingly, and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the drinking water and water activation industries make it difficult or impossible to predict future results of our operations. We may not establish a distribution network that will make us profitable, which may result in the loss of some or all of your investment in our common stock.

The fact that we have only generated limited revenues since our inception raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. From December 1999 to December 31, 2009, we raised $13,000 through the sale of shares of our common stock with the balance of our financing requirements coming from two directors. We estimate our average monthly operating expenses to be approximately $30,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock and advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended December 31, 2009 and December 31, 2008.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors and cause us to go out of business.

As of December 31, 2009, we had total liabilities of $212,925, $107,303 of which was due to related parties. Our liabilities are substantial relative to our current assets, which were $124,228 as of December 31, 2009, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors. If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company. Our substantial liabilities and lack of cash could also have other negative effects, including:

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

We sell drinking water treatment products and water activation products. Our two suppliers of drinking water products, VIQUA(formerlyR-Can Environmental Inc). of Guelph, Ontario, Canada, and Ozocan Corporation of Toronto, Ontario, Canada supplied our company with all of our drinking water treatment products that our company sold during the years ended December 31, 2009 and December 31, 2008. Similarly, our sole supplier of water activation products, ELCE International Corp., is the manufacturer and distributor of our FW water activation units. We order units from ELCE International which are then shipped to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International supplied our company with all of our water activation products that our company sold during the year ended December 31, 2009 and December 31, 2008. Our three suppliers manufacture their respective products and develop the technologies within such products. In addition, these suppliers also supply similar products from other manufacturers. During the years ended December 31, 2009 and December 31,2008, VIQUA supplied our company with products from some components from outside suppliers but all VIQUA products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with VIQUA, Ozocan Corporation or ELCE International Corp. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with local distributors and the technical assistance of our three product suppliers, VIQUA, Ozocan Corporation and ELCE International as well as local accounting and technical support services, our Senior Operations consultant, our Latin American Director of Sales, our Southern Colombian sales agents, our marketing servises consultant and our we development consultant. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 80%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

Our directors and officers, in the aggregate, beneficially own approximately 60% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of April 13, 2010, there were 180,120,000 common shares issued and outstanding and no Series B common shares issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Item 4. (Removed and Reserved).

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter
Ended	Bid High	Bid Low
12/31/2009	$0.017	$0.015
09/30/2009	$0.025	$0.02
06/30/2009	$0.055	$0.04
03/31/2009	$0.08	$0.03
12/31/2008	$0.50	$0.05
09/30/2008	$0.55	$0.10

On April13, 2010, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.032

Transfer Agent

Our common shares are issued in registered form. Signature Stock Transfer Inc. of 2301 Ohio Drive, Suite 100, Plano Texas, 75093, Phone: (972)612-4120, Fax: (972)612-4122 is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of April 13, 2010, there were approximately 39 registered holders of record of our common stock. As of such date 180,120,000 common shares were issued and outstanding.

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

Securities authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

2010 Non-Qualified Stock Plan

On January 20, 2010, we adopted an equity incentive plan entitled the 2010 Non-Qualified Stock Plan. The purpose of the 2010 stock plan is to secure for our company and our stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, our company who are expected to contribute to our future growth and success. Our board of directors administers the 2010 stock plan and may grant up to 25,000,000 shares of our common stock pursuant to the 2010 stock plan. On January 26, 2010, we filed a registration statement on Form S-8 to register a total of 25,000,000 shares of our common stock which may be issued under the 2010 stock plan.

In January 2010, we entered into a one year business consulting services agreement whereby we issued 6,000,000 common shares, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 stock plan and were registered on Form S-8 filed on January 26, 2010.

On February 22, 2010, we entered into a one year web development consulting services agreement whereby we issued 3,000,000 common shares for web development consulting services to be rendered over a one year period. The shares were issued under the 2010 stock plan and were registered on Form S-8 filed on January 26, 2010.

On February 22, 2010, we entered into a one year marketing consulting services agreement whereby we issued 4,000,000 common shares for marketing consulting services to be rendered over a one year period. The shares were issued under the 2010 stock plan and were registered on Form S-8 filed on January 26, 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fourth quarter of our fiscal year ended December 31, 2009, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K, with the exception of the following:

On January 25, 2009 we entered into a joint venture agreement with ELCE International Corp. to market and sell certain water activation products owned by ELCE. Under the terms of the agreement we agreed to purchase minimum quantities of products to fulfill customer orders and minimize shipping costs, and maintain minimum inventory of ELCE products to complete customer orders. As consideration for distributing ELCE products, we issued 10,000,000 restricted shares of common stock to Claudio Sgarbi, the President of ELCE, on January 25, 2009. We also agreed to issue an additional 5,000,000 shares issuable bi-annually for two years from the closing of the joint venture agreement. On August 20, 2009, we issued an additional 5,000,000 restricted common shares under the agreement. On December 31, 2009 in consideration for ELCE eliminating the requirement for minimum inventory we agreed to issue the 15,000,000 restricted common shares owing to Claudio Sgarbi under the agreement. We issued these 15,000,000 restricted common shares on January 25, 2010. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and December 31, 2008 and the related notes that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors”.

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

Summary of Current Business

We are a distributor of water purification and activation products to local distributors and retailers for industrial, manufacturing productivity, agricultural, commercial and household applications. We currently offer two product lines of drinking water treatment products and one water activation product line. The first drinking water treatment products’ line is Sterilight branded ultraviolet products that are supplied to our company by VIQUA(formerly R-Can Environmental Inc.), a leading international manufacturer based out of Guelph, Ontario, Canada. Sterilight branded R-Can ultraviolet water treatment systems incorporate ultraviolet light energy to eradicate microbiological contaminants in drinking water. Traditional disinfection methods like chlorination react with natural organic matter producing objectionable taste and odor and also form substances with known carcinogenic properties such as trihalomethane. Ultraviolet imparts no residual chemicals into the water. This process makes the treated water safe for human consumption. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy. Genetic or hereditary components contained in the water borne contaminants absorb the light energy. The energy of the ultra violet lamps disrupts the DNA structure of contaminants and prevents their reproduction. It is the disruption of reproduction by ultra violet treatment that renders the drinking water safe for human consumption. Sterilight lamps provide consistent ultraviolet output over the 9,000 hour life of the lamp and uniform temperature distribution that can provide the desired levels of decontamination.

The second drinking water treatment products’ line features the ozone water treatment systems of Ozocan Corporation for the countries of Argentina, Chile, Peru, Costa Rica and Panama. As a proven disinfectant, ozone is more powerful than chlorine and, unlike chlorine, discharges no potentially harmful substances into the environment. Used in a variety of water treatment applications, Ozocan’s products effectively treat municipal and industrial drinking water and waste-water, are used in bottled water applications as well as treating air conditioning and cooling tower installations. Ozocan systems can be found throughout the globe either as custom designed applications or in one of a number of standard sized units that can meet the effective treatment needs of a wide variety of customers.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our company for a number of years. In July 2009, we were approved for a private labelling program whereby all ELCE Activators made for our company’s rental or sale would now be labelled FW Activators. In July we introduced a FW Activator rental program to our distributors and, as a result, we will inventory rental units installed by our distributors at their customers. Pursuant to the joint venture agreement, ELCE International will supply its FW water activation units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International Corp. has compiled technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output.

We have formalized our relationship with ELCE International Corp. with a non-exclusive distribution agreement and a joint venture agreement. We have also formalized our relationship with VIQUA (formerly R-Can Environmental Inc.) and Ozocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW water activators.

Currently, we market our products through local distributors and agents in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. These specific markets were selected because the Company has the ability to conduct business in Spanish and has been able to enter into business relationships with firms and individuals with existing commercial customers and the technical resources to sell, install and service our products. In addition, Central and South America are areas where the depth and breadth of competitive products is not as intense as other more developed markets such as North America and Europe. All of our product lines are chemical free technologies which are gaining more and more support by the general public and increased regulatory attention. Once we have secured the interest of potential local distributors, our Vice President of Sales and/or our Director of Marketing and Sales for Latin America visits the country in question to determine if the potential local partner has an existing business with the required technical capability to represent the Company’s products. Our initial focus is in the water activation products area since we do have available activators for the boiler and refrigeration/cooling products already sold by local distributors and are testing activators in the manufacturing and agricutural areas. Once an agreement is signed, our Vice President of Sales or Director of Latin American Marketing delivers on site training programs for each local distributor and regularly accompanies local partners on sales presentations to answer questions and provide technical support. The Company receives ongoing product and technical support from ELCE International which is usually provided in Spanish.

Results of Operations for the Period from January 21, 2005 (date of inception) to December 31, 2009

The financial statements have been restated to reflect the operations of Freshwater Technologies, Inc. from the date of its inception, January 21, 2005. During the period from January 21, 2005(date of inception) to December 31, 2009, we generated $476.958 in revenue. This revenue was generated from sales of both our drinking water products and water activation products with the majority or 98% of the sales consisting of ELCE International Corp. water activation units in Peru, Panama and Costa Rica. The cost of sales on these orders was $214,818 resulting in a gross profit of 55%.

During the period from January 21, 2005 to December 31, 2009, our operating expenses totaled $1,857,899. Amotization of Intangible assets was $322,190; consulting costs were $247,000; general and administrative expenses were $135,812; marketing and sales expenses totaled $486,460; and professional fees were $188,238. Imputed interest, on Director’s loans, totaled $107,221 and commission expense on water activation equipment rentals amounted to $5,900. A provision in the amount of $365,078 was made for sales that were deemed to be uncollectable net of recoveries to December 31, 2009 as these sales were in excess of one year old. We recorded a gain on settlement of debt in the amount of $99,709.

We reported a net loss of $1,496,050 for the period from date of inception to December 31, 2009.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

In February 2010, the Company entered into consulting agreements with Nand Shankar to act as marketing services consultant and with Marina Ricci to act as web development consultant to the Company

In January 2010, the Company entered into a consulting agreement with Michael Borrelli to act as Senior Operations Consultant to the Company.

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

In January 2009, we signed a Joint Venture Agreement with our supplier of water activation equipment, ELCE International Corp.

During the year ended December 31, 2008, we signed a contract with our Director of Marketing and Sales-Latin America, increased our distributors with representation in six Countries in South and Central America, reconfirmed our supplier agreements, performed market research and testing and increased marketing activities.

During the year ended December 31, 2009, we generated $15,159 in sales revenue compared with $1,626 for the year ended December 31, 2008. Cost of sales for the year ended December 31, 2009 was $546 as compared with cost of sales of $705 or 43% of sales. Cost of sales for the year ended December 31, 2009 represents costs for our drinking water equipment sales of $884 or 62% of these sales.The balance of our sales for the 2009 fiscal year of $14,275 represents sales and rentals of water activation equipment previously written off. For the year ended December 31, 2009 our gross profit was 38% of sales of drinking water equipment compared with gross profit of 57% of sales during the year ended December 31, 2008.

During the year ended December 31, 2009, our operating expenses totaled $604,991 as compared to $196,734 during the year ended December 31, 2008. Amortization of intangible assets for the year ended December 31, 2009 were $322,190 compared to nil for the year ended December 31, 2008. Intangible assets represent costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life.

Professional fees amounted to $45,786 for the year ended December 31, 2009 as compared to $51,480 for the year ended December 31, 2008. Marketing and sales expenses and consultants’ costs were $242,913 during the year ended December 31, 2009 as compared to $119,036 during the year ended December 31, 2008. This increase of $123,877 is mainly attributable to an increase in travel and fees relating to our Joint Venture Agreement with ELCE International Corp. of $103,751, an increase in travel expenses and fees for our Latin America sales director of $6,104, an increase in fees and expenses for our Agent in Colombia of $16,016, and a business/marketing development fee paid of $3,750 offset by a decrease in Central/South American travel of $5,744.

General and administrative expenses were $22,577 during the year ended December 31, 2009 as compared to $13,935 during the year ended December 31, 2008. This increase of $8,642 is mainly attributable to $3,450 in costs to set up bank accounts in Peru, Argentina and Colombia, $4,100 paid for research and developement testing in Colombia on our water activation equipment and an increase in transfer company fees of $750. Imputed interest on Directors’ loans was $9,163 for the year ended December 31, 2009 as compared to $19,863 for the year ended December 31, 2008. This decrease is due to lower loan balances owing to Director’s throughout the year 2009 as compared to 2008. During the year ended December 31, 2009, we recovered $43,538 of uncollectable sales previously written off as compared to $7,580 during the year ended December 31, 2008. Commission expense on water activation equipment rentals amounted to $5,900 for the year ended December 31, 2009 compared to nil for the year ended December 31, 2008 as our rental program started in July 2009. We recorded a gain on settlement of debt for the year ended December 31,2009 as compared to nil for the year ended December 31, 2008.

We reported a net loss of $492,669 for the year ended December 31, 2009 as compared to a net loss of $195,813 for the year ended December 31, 2008.

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

We have incurred operating losses since inception, and this is likely to continue into the year ending December 31, 2010. Management projects that we may require an additional $1,000,000 to $1,400,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures
Marketing	$400,000- $500,000
General and Administrative	$50,000 - $ 75,000
Legal and Accounting	$50,000 - $ 75,000
Working capital	$400,000 - $ 600,000
Repayment of Directors’ Advances	$100,000 - $ 150,000
Total	$1,000,000 - $1,400,000

Our cash on hand as at December 31, 2009 was $226. As at December 31, 2009, we had negative working capital of $88,697. We require funds to enable us to address our minimum current and ongoing expenses and to continue with marketing and promotion activity connected with the development and marketing of our products.

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

The weakening of economic conditions around the world could have harmful effects on our business. Weakening economic conditions generally lead to less money being spent on luxuries, which water treatment products may be considered by many to be. If consumers spend less and do not choose to spend their limited funds on our water treatment products, we will earn less revenue then we currently plan to and we will be less likely to achieve profitable operations.

The economic problems will likely also have a negative impact on the amount of money we may expect to raise through sales of our equity securities. Many investors have recently seen large decreases in the value of various investments due to declining share prices across many economic sectors. Because of this and other market factors, if we choose to raise funds through the sale of our equity securities, potential investors may be less likely to buy our equity securities or we may be need to sell our equity securities at low prices, resulting in fewer proceeds. This would make it difficult for us to raise adequate amounts to fund our operations through the sale of our equity securities.

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

If we are unable to fund our operations through revenues or the sale of our equity securities, then we may choose to borrow money to pay for some of our operations. A tightening of credit conditions has also been experienced in the economy recently. Because of this credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the years ended December 31, 2009 and December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Fundraising continues to be one of our primary objectives over the next twelve months. The financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through credit facilities and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Operating Activities

Operating activities used cash of $614,380 for the period between our date of inception (January 21, 2005) to December 31,2009. Operating activities used cash of $242,280 for the year ended December 31, 2009 and $93,840 for the year ended December 31, 2008.

Financing Activities

Net cash provided by financing activities was $614,606 for the period between our date of inception (January 21, 2005) to December 31, 2009. Net cash provided by financing activities was $242,346 for the year ended December 31, 2009 and 93,776 for the year ended December 31, 2008. These financing activities were provided by two Directors of the Company.

Non-cash Investing and Financing Activities

On February 22, 2010, we entered into a one year web developement consulting services agreement whereby the Company issued 3,000,000 common shares for web developement consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan and were registered on Form S-8 filed on January 26, 2010.

On February 22, 2010, we entered into a one year marketing consulting services agreement whereby the Company issued 4,000,000 common shares for marketing consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan and were registered on Form S-8 filed on January 26, 2010.

In January 2010, we entered into a one year business consulting services agreement whereby the Company issued 6,000,000 common shares, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan and were registered on Form S-8 filed on January 26, 2010. In August 2009, we issued 25,000,000 shares of common stock for settlement of debt of $375,000 at a fair value of $0.011 per share

On January 25, 2009, we issued 10,000,000 restricted shares of common stock to Claudio Sgarbi, the President of ELCE International Corp. upon closing of a joint venture agreement with ELCE International Corp. Under this joint venture agreement an additional 5,000,000 restricted common shares were issued August 20, 2009 and 15,000,000 restricted common shares were issued January 25, 2010. Intangible assets calculated under this joint venture agreement represent costs incurred to acquire product distribution rights under the agreement amounting to $689,732.

In August 2008, we issued 11,320,000 shares of common stock for settlement of debt of $566,000 at a fair value of $0.05 per share.

Growth Strategy

During 2009, we signed an agreement with two agents representing us in Colombia. In 2009, arrangements were made for testing of our FW Activators on agricultural applications at a University in Cali, Colombia.

Effective September 2008, we signed an Agreement with our Director of Marketing and Sales for Latin America. During the last quarter of 2008, we expanded our distributors to representation in 6 Countries in South and Central America including Argentina, Chile, Colombia, Costa Rica, Panama and Peru.

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

Marketing

Assuming that we will be able to obtain the financing that we need, we estimate that we will incur $400,000 to $500,000 in marketing costs during the next twelve month period. Our proposed marketing activities for the next twelve month period include:

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

General and Administration

General and administration costs include personnel costs, office, and miscellaneous expenses. We estimate that we will incur $50,000 to $75,000 in general and administrative costs during the next twelve month period based on previous costs and probable expansion of our business over the next twelve month period.

Our company is currently operated by Max Weissengruber as our President, D. Brian Robertson as our Treasurer, Chief Financial Officer and Vice-President of Sales and Douglas R. Robertson as our Secretary. Given our present status as a development stage company, these officers and directors are capable of managing our current level of business much of which is conducted by our local distributors and supported by our Vice President of Sales, Senior Operations Consultant, Director of Marketing for Latin America and our Southern Colombian sales agents. We also receive the support and advice of our three product suppliers VIQUA, Ozocan Corporation and ELCE International. We may periodically hire independent contractors to execute our marketing, sales, and business development functions. In the next twelve month period, we plan to hire independent contractors to assist in business development with an emphasis on marketing, recruiting and management of distributors. We may choose to compensate such persons with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

Other Expenses

We expect our ongoing legal and accounting expenses to be significantly reduced, averaging less than $5,000 per month.

In management’s opinion, we need to achieve the following events or milestones, which cannot and will not be achieved unless we first obtain the financing we require, in the next twelve month period in order for us to become a going concern:

1.

We must build on sales from our existing local distributors in whom we have now made a considerable investment. In addition to increasing sales through our local distributors, we plan, as resources become available, to incrementally develop a local distribution network which, in turn, must succeed in selling our products to end-users. Continuous technical and sales support and in person visits calling on customers and potential customers is the most effective way to increase the sales effectiveness of our distributors. New local distributors have been generated by cold-calls, email lists and most importantly, by referrals from current customers.

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
(A Development Stage Company)

December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Freshwater Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Freshwater Technologies, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from January 21, 2005 (Date of Inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freshwater Technologies, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated from January 21, 2005 (Date of Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 13, 2010

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31,	December 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	226	160
Amounts receivable	1,791	1,716
Inventories	122,211	–

Total Current Assets	124,228	1,876

Intangible Assets (Notes 2(l) and 4(d))	367,542	–

Total Assets	491,770	1,876

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities

Accounts payable	98,585	21,054
Accrued liabilities	7,037	17,537
Due to related parties (Note 3(b))	107,303	167,957

Total Current Liabilities	212,925	206,548

Commitments and Contingencies (Notes 1, 3(a) and 6)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5)
Authorized: 300,000,000 common shares, with a par value of $0.001
Issued and outstanding: 152,120,000 shares (2008 – 112,120,000)	152,120	112,120

Class B Common Stock
Authorized: 100,000,000 common shares, with a par value of $0.001
Issued and outstanding: none	–	–

Additional Paid-in Capital (Notes 4 and 5)	1,371,436	686,589

Class A Common Stock Issuable (Note 4(d))	251,339	–
Deficit Accumulated During the Development Stage	(1,496,050)	(1,003,381)

Total Stockholders’ Equity (Deficit)	278,845	(204,672)

Total Liabilities and Stockholders’ Equity (Deficit)	491,770	1,876

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from	Year	Year
	January 21, 2005	Ended	Ended
	(Date of Inception) to	December 31,	December 31,
	December 31, 2009	2009	2008
	$	$	$

Revenue	476,958	15,159	1,626
Cost of Sales	214,818	546	705
Gross Profit	262,140	14,613	921

Expenses
Amortization of intangible assets	322,190	322,190	–
Consulting (Note 3(a))	247,000	36,000	36,000
General and administrative	135,812	22,577	13,935
Imputed interest (Note 3(b))	107,221	9,163	19,863
Marketing and sales (Note 3(a))	486,460	206,913	83,036
Professional fees (Note 3(c))	188,238	45,786	51,480
Bad debts expense (recovery)	365,078	(43,538)	(7,580)
Commission expense	5,900	5,900	–
Total Expenses	1,857,899	604,991	196,734
Net Loss From Operations	(1,595,759)	(590,378)	(195,813)
Other Income
Gain on settlement of debt (Note 4(e))	99,709	97,709	–
Net Loss	(1,496,050)	(492,669)	(195,813)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		132,723,000	105,080,000

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from
	January 21,
	2005 (Date of	Year	Year
	Inception) to	Ended	Ended
	December 31,	December 31,	December 31
	2009	2009	2008

Operating Activities
Net loss	(1,496,050)	(492,669)	(195,813)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of Intangible Assets	322,190	322,190	–
Donated costs	89,350	–	12,156
Imputed interest	107,221	9,163	19,863
Gain on forgiveness of debt	(52,408)	(97,709)	–
Provision for inventory obsolescence	60,525	–	–
Changes in operating assets and liabilities:
Accounts receivable	–	–	92
Amounts receivable	(1,791)	(75)	646
Inventory	(182,736)	(122,211)	–
Prepaid expenses	–	–	–
Accounts payable and accrued liabilities	105,622	67,031	(8,784)
Due to related parties	433,697	72,000	78,000
Net Cash Used By Operating Activities	(614,380)	(242,280)	(93,840)
Financing Activities
Advances from related parties	776,382	264,338	102,176
Repayments to related parties	(161,776)	(21,992)	(8,400)
Net Cash Provided By Financing Activities	614,606	242,346	93,776
Increase (Decrease) in Cash	226	66	(64)
Cash – Beginning of Period	–	160	224
Cash – End of Period	226	226	160

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible assets	689,732	689,732	–
Issuance of shares of common stock to settle debt	843,291	277,291	566,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2005 (Date of Inception) to December 31, 2009
(expressed in U.S. dollars)

	Class A		Additional	Class A
	Common Stock		Paid-In	Common	Accumulated
	Shares	Par Value	Capital	Stock	Deficit	Total
	#	$	$	Issuable	$	$
Balance – January 21, 2005 (Date of Inception)	–	–	–	–	–	–

Shares issued to owners of Freshwater (Note 5)	80,000,000	80,000	(80,000)	–	–	–
Donated interest on related party loans	–	–	17,302	–		17,302

Net loss for the period	–	–	–	–	(335,337)	(335,337)
Balance – December 31, 2005	80,000,000	80,000	(62,698)	–	(335,337)	(318,035)
Recapitalization Transactions (Note 5)
Shares of HMI Technologies, Inc.	20,800,000	20,800	(20,800)	–	–	–
Net liabilities assumed in recapitalization (Note 5)	–	–	–	–	(45,301)	(45,301)
Donated interest on shareholders’ loans	–	–	32,662	–	–	32,662
Prospectus costs donated by shareholder	–	–	29,685	–	–	29,685
Net loss for the year	–	–	–	–	(200,939)	(200,939)
Balance – December 31, 2006	100,800,000	100,800	(21,151)	–	(581,577)	(501,928)
Donated interest on shareholders’ loans (Note 3(b))	–	–	28,231	–	–	28,231
Forgiveness of debt	–	–	45,301	–	–	45,301
Prospectus costs donated by shareholder (Note 3(c))	–	–	47,509	–	–	47,509
Net loss for the year	–	–	–	–	(225,991)	(225,991)
Balance – December 31, 2007	100,800,000	100,800	99,890	–	(807,568)	(606,878)
Donated interest on shareholders’ loans (Note 3(b))	–	–	19,863	–	–	19,863
Settlement of debt by share issuance (Note 4)	11,320,000	11,320	554,680	–	–	566,000
Prospectus costs donated by shareholder (Note 3(c))	–	–	12,156	–	–	12,156
Net loss for the year	–	–	–	–	(195,813)	(195,813)

Balance – December 31, 2008	112,120,000	112,120	686,589	–	(1,003,381)	(204,672)
Donated interest on shareholders’ loans (Note 3(b))	–	–	9,163	–	–	9,163
Settlement of debt by share issuance (Note 4)	25,000,000	25,000	252,291	–	–	277,291
Shares to be issued for intangible assets (Note 4(d))	–	–	–	251,339	–	251,339
Issuance of shares for intangible assets (Note 4(d))	15,000,000	15,000	423,393	–	–	438,393
Net loss for the year	–	–	–	–	(492,669)	(492,669)
Balance – December 31, 2009	152,120,000	152,120	1,371,436	251,339	(1,496,050)	278,845

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

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805 “Business Combinations”. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 5.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at December 31, 2009, the Company had an accumulated deficit of $1,496,050 and a working capital deficit of $88,697. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible sales, provision for inventory obsolescence, valuation of distribution rights, donated expenses, fair values of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2009, the Company had no cash equivalents.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2009, there are no potentially dilutive financial instruments outstanding.

	e)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, receivables, accounts payable, and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Euros. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

	j)	Revenue Recognition

The Company recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, Revenue Recognition, and SAB 104. The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for ELCE/FW products, the customer pays all costs from arrival point in the country to which the ELCE/FW products are shipped. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.

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

	l)	Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(d) amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the year ended December 31, 2009, the Company recognized $322,190 in amortization expense in relation to these assets. The Company estimates it will recognize $344,866 and $22,676 in amortization expense during the years ended December 31, 2010 and 2011, respectively.

	m)	Rent Expense

For the year ended December 31, 2009, the Company incurred $nil (2008 - $750) of rent expense.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recently Issued Accounting Pronouncements

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

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

a)

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2009. For the year ended December 31, 2009, the Company recorded $36,000 (December 31, 2008 - $36,000) of consulting expense and $36,000 (December 31, 2008 - $36,000) as marketing and sales expense. In December 2009, the Company agreed to extend the term of these agreements to December 31, 2010 at $3,000 per month for each agreement.

b)

As at December 31, 2009, the Company was indebted to directors and officers of the Company for $107,303 (2008 - $167,957) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the year ended December 31, 2009, the Company recorded $9,163 (2008 - $19,683) of imputed interest at 5.25% relating to these amounts owing.

c)

During the year ended December 31, 2008, a shareholder of the Company paid $12,156 on behalf of the Company towards professional fees related to the Company’s SB-1 Registration Statement. These costs have been donated to the Company and have been recorded as additional paid-in capital.

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.	Common Stock (continued)

c)

On August 15, 2008, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 120,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $6,000 owing.

d)

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement. The fair value of the restricted shares issued was estimated to be $438,393. Under the agreement, the Company is also obligated to issue a further 15,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $251,339. As at December 31, 2009, these shares have been presented as Class A common stock issuable on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been recorded as intangible assets as at December 31, 2009, less accumulated amortization of $322,190.

e)

On August 20, 2009, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 25,000,000 restricted shares of Class A common stock in consideration of the settlement of $375,000 owing (see Note 3(f)). The fair value of these restricted shares was estimated to be $277,291 as determined on the date of the agreement. The Company recognized a gain on the settlement of debt of $97,709 during the year ended December 31, 2009 in relation to this transaction.

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

a)

On September 23, 2008, the Company entered into a Consulting Agreement with Rolando Choso Esquivel to act as Director, Latin American Sales and Marketing. The Company will pay $1,500 monthly for these consulting services and will reimburse out of pocket expenses incurred for Company business. The agreement was for a one year term which was to expire on August 31, 2009, is renewable annually with both parties’ approval and can be terminated by the Company with two month’s notice and payment. In August 2009, the Company agreed to extend the term of this agreement to August 31, 2010.

b)

On January 25, 2009, the Company entered into an agreement with ELCE International Corp. (“ELCE”) under which it obtained the rights to distribute water products purchased from ELCE in certain countries domiciled in South and Central America. As consideration for these rights, the Company agreed to issue to Claudio Sgarbi, the President of ELCE, 10,000,000 restricted shares of common stock upon closing of the agreement (issued on January 25, 2009 – see Note 4(d)), and 5,000,000 restricted shares semi-annually for a period of two years for a total of 20,000,000 additional shares as follows:

5,000,000 on July 25, 2009 (issued on August 20, 2009)
5,000,000 on January 25, 2010
5,000,000 on July 25, 2010
5,000,000 on January 25, 2011

Under the agreement, the Company will pay Claudio Sgarbi any out-of-pocket expenses plus consulting fees as follows:

$4,500 per month until May 2009;
$6,000 per month thereafter until August 2009;
$7,500 per month thereafter until November 2009; and
$9,000 per month thereafter until the agreement is terminated.

Under the agreement, the Company has agreed to pay to ELCE 50% of the net profits relating to sales of ELCE water products and was to maintain minimum inventories of ELCE water products, estimated to be $881,000 in total, for each country specified in the agreement in due course.

Under an amendment to this agreement dated December 31, 2009, in return for ELCE eliminating the requirement for a minimum inventory in each country, the Company agreed to issue the remaining 15,000,000 shares owing to Claudio Sgarbi under this agreement on January 25, 2010.

c)

In February 2009, the Company entered into an Agency Agreement with Ancizar Rendon Ramirez to act as Agent for ELCE sales in the Southern Region of Colombia, South America. The Company will pay $1,000 monthly for these consulting services including related sales expenses and a commission of 10% for all collected ELCE sales initiated by the Agent in the Southern Region of Colombia. The agreement is for a one year term which expires January 31, 2010, is renewable annually and can be terminated by the Company with three month’s notice. In January 2010, the Company agreed to extend the term of this agreement on a month to month basis.

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

7.	Economic Dependence

The Company relies solely upon VIQUA- a Trojan Technologies Company (formerly R-Can Environmental Inc.) (“VIQUA”), as the sole supplier of their drinking water products, ELCE International Corp. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. VIQUA and ELCE supplied the Company with 100% of the products that the Company offered and sold during the years ended December 31, 2009 and 2008. VIQUA, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

During the year ended December 31, 2009, 78% of revenues were earned through one major agent.

8.	Income Taxes

The Company has net operating loss carryforwards of approximately $1,067,000 available to offset taxable income in future years which expire commencing in the year ended December 31, 2027.

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
	$	$
Income tax recovery at statutory rate	(172,434)	(68,535)
Permanent differences	3,207	6,952
Change in valuation allowance	169,227	61,583
Provision for income taxes	–	–

The significant components of deferred income tax assets as at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
	$	$
Net operating losses carried forward	373,562	301,008
Intangible assets	96,673	–
	470,235	301,008
Valuation allowance	(470,235)	(301,008)
Net deferred income tax asset	–	–

Freshwater Technologies Inc.
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

Under an amendment to the agreement with ELCE International Corp.(“ELCE”) dated December 31, 2009, in return for ELCE eliminating the requirement for a minimum inventory in each country specified in the agreement estimated to be $881,000 in total, the Company agreed to issue the remaining 15,000,000 shares owing to Claudio Sgarbi under this agreement on January 25, 2010.

b)

On January 20, 2010, the Company approved an equity incentive plan entitled the 2010 Non-Qualified Stock Plan (the “Stock Plan”). The purpose of the Stock Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company’s future growth and success.

The Stock Plan will provide for the grant of up to 25,000,000 performance units (the “Performance Units”) that are convertible into common stock of the Company.

c)

In January 2010, the Company entered into a one year business consulting services agreement with a consultant whereby the Company issued 6,000,000 common shares, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

d)

In February 2010, the Company entered into a one year marketing consulting services agreement with a consultant whereby the Company issued 4,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

e)

In February 2010, the Company entered into a one year web development consulting services agreement with a consultant whereby the Company issued 3,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and our chief financial officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On January 25, 2009 we entered into a joint venture agreement with ELCE International Corp. to market and sell certain water activation products owned by ELCE. Under the terms of the agreement we agreed to purchase minimum quantities of products to fulfill customer orders and minimize shipping costs, and maintain minimum inventory of ELCE products to complete customer orders. As consideration for distributing ELCE products, we issued 10,000,000 restricted shares of common stock to Claudio Sgarbi, the President of ELCE, on January 25, 2009. We also agreed to issue an additional 5,000,000 shares issuable bi-annually for two years from the closing of the joint venture agreement. On August 20, 2009, we issued an additional 5,000,000 restricted common shares under the agreement. On December 31, 2009 in consideration for ELCE eliminating the requirement for minimum inventory we agreed to issue the 15,000,000 restricted common shares owing to Claudio Sgarbi under the agreement. We issued these 15,000,000 restricted common shares on January 25, 2010. We issued these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in offshore transactions in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Max Weissengruber	President and Director	71	January 1, 2006
D. Brian Robertson	Treasurer, Chief Financial Officer, Vice-President of Sales and Director	67	January 1, 2006
Douglas R. Robertson	Secretary and Director	71	January 1, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Max Weissengruber

Max Weissengruber has served our company as President and director since January 1, 2006. Mr. Weissengruber served as Director and President of Ozolutions Inc., an OTCBB listed company from April 2000 through January 2005 until his appointment as Director and President of International Development Corp., the renamed successor company to Ozolutions Inc. In April 2006, International Development Inc. changed its name to Global Wataire Corp. and Mr. Weissengruber became Director and Secretary, a position from which Mr. Weissengruber resigned in June 2006. In June, 2006, Mr. Weissengruber was appointed Director and President of Wataire Industries Inc., a publicly traded company, a position from which he resigned in March 2009. Prior to that, Mr. Weissengruber was a Manager of Consulting Services with KPMG, a worldwide professional firm. He also was Marketing Manager for Wilson Learning Corporation and a consultant in the sales and service area for General Motors and IBM. Before joining Ozolutions in 2000, he was Managing Partner of Acris Partners, a marketing and consulting firm specializing in employee surveys and marketing communications. Mr. Weissengruber has also lectured on business subjects at the University of Toronto and on Entrepreneurship in the Masters in Business Administration Program at the Canadian School of Management. Mr. Weissengruber currently spends approximately 30 hours per week providing services to our company, which represents approximately 75% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

We believe Mr. Weissengruber is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

D. Brian Robertson

D. Brian Robertson has served our company as Treasurer, Chief Financial Officer, Vice-President of Sales and director since January 1, 2006. Mr. B. Robertson is a chartered accountant registered with the institute of Chartered Accountants in Ontario and responsible for all finance related aspects of our company. He joined Touche Ross & Co., Chartered Accountants, and obtained his Chartered Accountant Degree in 1964 and supervised a number of audits including several major Canadian companies. During 1978 and 1979 he was General Manager of F.G, Bradley Co. Ltd. a large Canadian meat purveyor with approximately 500 employees. In 1982 he became an investment advisor for a Canadian investment dealer Osler, Wills, Bickle Ltd. and in 1988 a director of Continental Securities Limited. During the 1990’s, Mr. B. Robertson was self-employed as a business consultant to a number of different business enterprises. In 2000, he was instrumental in founding Ozolutions Inc., where he continued to act as a financial consultant and business advisor before becoming Chief Financial Officer of International Development Corp.,the renamed successor company to Ozolutions Inc., in September 2004 until January 2006. International Development Corp. is an OTCBB listed company. Mr. Brian Robertson currently spends approximately 35 hours per week providing services to our company, which represents approximately 90% of his working hours. He spends the remainder of his working hours working on various other business endeavors.

We believe Mr. Robertson is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

We believe Mr. Robertson is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

During the fiscal year ended December 31, 2009, we were not subject to Section 16(a) of the Securities Exchange Act of 1934 because our common stock was not registered under the Securities Exchange Act of 1934. Section 16(a) requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission.

Item 11. Executive Compensation.

No executive officer of our company has received an annual salary and bonus that exceeded $100,000 during our two most recently completed fiscal years. The following table shows the compensation received by our executive officers for the period indicated:

SUMMARY COMPENSATION

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensa- tion ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensa- tion ($) (i)	Total ($) (j)
Max Weissengruber President(1)	2008 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$36,000(4) $36,000(4)	$36,000 $36,000
D.Brian Robertson Treasurer and Chief Financial Officer (2)	2008 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$36,000(5) $36,000(5)	$36,000 $36,000
Douglas R. Robertson Secretary (3)	2008 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Max Weissengruber was appointed President on January 1, 2006.

(2)	D. Brian Robertson was appointed Treasurer and Chief Financial Officer on January 1, 2006.

(3)	Douglas R. Robertson was appointed Secretary on January 1, 2006.

(4)	This amount represents consulting fees paid to Max Weissengruber pursuant to a consulting agreement.

(5)	This amount represents consulting fees paid to D. Brian Robertson pursuant to a consulting agreement.

Stock Options and Stock Appreciation Rights

During our years ended December 31, 2009 and December 31, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

The following table sets forth for each executive officer and director certain information concerning the outstanding equity awards as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Max Weissengruber President(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
D.Brian Robertson Treasurer and Chief Financial Officer (2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Douglas R. Robertson Secretary (3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Max Weissengruber was appointed President on January 1, 2006.

(2)	D. Brian Robertson was appointed Treasurer and Chief Financial Officer on January 1, 2006.

(3)	Douglas R. Robertson was appointed Secretary on January 1, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal years ended December 31, 2009 or December 31, 2008.

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

The following table sets forth the compensation of our directors for services rendered as director for the fiscal year ended December 31, 2009.

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

On January 1, 2006, we entered into a consulting contract with Max Weissengruber, whereby Mr. Weissengruber agreed to provide services as President of our company for a twelve month term expiring January 1, 2007 in consideration for the payment by our company of $5,000 per month from January 1, 2006 to May 31, 2006 and $3,000 per month from June 1, 2006 to December 31, 2006. The agreement will be reviewed annually by our board of directors and has been extended by the Company to January 1, 2011 at $3,000 per month. Our company has the right to terminate Mr. Weissengruber’s consulting contract at any time with payment, in either cash or stock, of the remaining amount for the year plus any accrued expenses owing at the termination date. Mr. Weissengruber is required to provide us with two months notice prior to termination.

On January 1, 2006, we also entered into a consulting contract with D. Brian Robertson, whereby Mr. Robertson agreed to provide services as Treasurer and Chief Financial Officer of our company for a twelve month term expiring upon January 1, 2007 in consideration for the payment by our company of $5,000 per month from January 1, 2006 to May 31, 2006 and $3,000 per month from June 1, 2006 to December 31, 2006. The agreement will be reviewed annually by our board of directors and has been extended by the Company to January 1, 2011 at $3,000 per month. Our company has the right to terminate Mr. Robertson’s consulting contract at any time with payment, in either cash or stock, of the remaining amount for the year plus any accrued expenses owing at the termination date. Mr. Robertson is required to provide us with two months notice prior to termination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 13, 2010 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Max Weissengruber 30 Denver Crescent Toronto, Ontario, Canada M2J 1G8	45,600,000	25.4%
D. Brian Robertson 49 South Street Orillia, Ontario, Canada L3V 3T2	45,500,000	25.2%
Douglas R. Robertson 2189 Castlestone Court Mississauga Ontario, Canada L5B 1X9	Nil	Nil%
Directors and Officers (3 – as a group)	91,100,000	50.6%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Claudio Sgarbi Via G.Leopardi NR50 Cesina, Italy	30,000,000	16.7%

(1)	Based on 180,120,000 shares outstanding as of April 13, 2010.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there has been no transaction, since January 1, 2008, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	any director or executive officer of our company;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any immediate family member (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Max Weissengruber and D. Brian Robertson, although not obligated to do so, have expressed willingness to advance the Company funds on a short-term basis to the extent necessary and, at December 31, 2009 had advanced funds totaling $107,303 to our company. These amounts are unsecured, and have no specific terms for repayment. For the year ended December 31, 2009, the Company recorded $9,163 (2008 - $19,683) of imputed interest at 5.25% relating to these amounts owing.

Given that we are a start-up, development stage company, we believe that the terms of the foregoing transactions, and the funds provided thereby, was the only manner by which we could generate the funds required to implement the initial stages of our business plan and the Company would have offered similar terms of transactions to unaffiliated third parties.

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2009. For the year ended December 31, 2009, the Company recorded $36,000 (December 31, 2008 - $36,000) of consulting expense and $36,000 (December 31, 2008 - $36,000) as marketing and sales expense. In December 2009, the Company agreed to extend the term of these agreements to December 31, 2010 at $3,000 per month.

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

On January 25, 2009 the Company entered into a joint venture agreement with ELCE International Corp. to market and sell certain water activation products owned by ELCE.

Under the terms of the agreement the Company agreed to purchase minimum quantities of products to fulfill customer orders and minimize shipping costs, and maintain minimum inventory of ELCE products to complete customer orders.

On January 25, 2009 we entered into a joint venture agreement with ELCE International Corp. to market and sell certain water activation products owned by ELCE. Under the terms of the agreement we agreed to purchase minimum quantities of products to fulfill customer orders and minimize shipping costs, and maintain minimum inventory of ELCE products to complete customer orders. As consideration for distributing ELCE products, we issued 10,000,000 restricted shares of common stock to Claudio Sgarbi, the President of ELCE, on January 25, 2009. We also agreed to issue an additional 5,000,000 shares issuable bi-annually for two years from the closing of the joint venture agreement. On August 20, 2009, we issued an additional 5,000,000 restricted common shares under the agreement. On December 31, 2009 in consideration for ELCE eliminating the requirement for minimum inventory we agreed to issue the 15,000,000 restricted common shares owing to Claudio Sgarbi under the agreement. We issued these 15,000,000 restricted common shares on January 25, 2010.

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

Director Independence

Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company or accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

We determined that none of our directors are independent as that term is defined by NASDAQ Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the fees billed or expected to be billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended December 31, 2009 and 2008:

Fees		2009		2008
Manning Elliot
Audit & Related Fees		$30,750		$22,000
Tax Fees		$5,000	$	Nil
All other Fees	$	Nil	$	Nil

Audit & Related Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Manning Elliot LLP, Chartered Accountants for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use Manning Elliot, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliot to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliot is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our directors before the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Manning Elliot and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliot’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The Consolidated Financial Statements, together with the report thereon of Manning Elliot Chartered Accountants, dated April 13, 2010, are included as part of Item 8, Financial Statements and Supplementary Data.

Exhibit Table

Exhibit Number	Description
3.1	Articles of Incorporation, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
3.2	By-laws, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.1	Supplier Agreement with ELCE International dated August 18, 2001, filed as an exhibit to our Form SB- 2 registration statement on February 12, 2007
10.2	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.3	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.4	Distribution Agreement with JEUFI International, SA dated June 22, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.5	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007

10.6	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.7	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.8	Agreement with Max Weissengruber, dated January 1, 2006, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.9	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008 and filed as an exhibit to our Form 8-K on October 16, 2008.
10.10	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008 and filed as an exhibit to our Form 8-K on January 6, 2009
10.11	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009 and filed as an exhibit to our Form 8-K on February 10, 2009
23.1*	Consent of Manning Elliott
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Max Weissengruber
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of D. Brian Robertson
32.1*	Certification of Principal Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	FRESHWATER TECHNOLOGIES, INC.

	By:	/s/ Max Weissengruber
Max Weissengruber
President and Chief Executive Officer
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Max Weissengruber	Director, President and Chief Executive	April 15, 2010
Max Weissengruber	Officer (Principal Executive Officer)

/s/ D. Brian Robertson	Director, Treasurer, Chief Financial Officer	April 15, 2010
D. Brian Robertson	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Douglas R. Robertson	Secretary and Director	April 15, 2010
Douglas R. Robertson