Form 10-Q
period 2010-03-31
Freshwater Technologies Inc.
filed 2010-05-17
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File No. 000-53871

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
Yes[ ] No[ ]

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

2

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2010, there were 189,120,000 shares of common stock, par value $0.001, outstanding.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

4

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)

March 31, 2010

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31,	December 31,
	2010	2009
	$	$
ASSETS
Current Assets
Cash	578	226
Receivables	1,791	1,791
Inventory	122,211	122,211
Prepaid consulting fees	179,667	–
Total Current Assets	304,247	124,228
Intangible Assets (Notes 2(l) and 4(d))	282,506	367,542
Total Assets	586,753	491,770

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	120,889	98,585
Accrued liabilities	7,037	7,037
Loan payable (Note 8)	41,000	–
Due to related parties (Note 3(b))	145,743	107,303
Total Liabilities	314,669	212,925
Commitments and Contingencies (Notes 1, 3(a) and 6)
Subsequent Events (Note 9)
Stockholders’ Equity (Deficit)
Class A Common Stock (Notes 4 and 5) Authorized: 300,000,000 common shares, with a par value of $0.001 Issued and outstanding: 180,120,000 shares (2009 – 152,120,000)	180,120	152,120
Class B Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: none	–	–
Additional Paid-in Capital (Notes 4 and 5)	1,820,662	1,371,436
Class A Common Stock Issuable (Note 4(d))	–	251,339
Deficit Accumulated During the Development Stage	(1,728,698)	(1,496.050)
Total Stockholders’ Equity (Deficit)	272,084	278,845
Total Liabilities and Stockholders’ Equity (Deficit)	586,753	491,770

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from	Three Months	Three Months
	January 21, 2005	Ended	Ended
	(Date of Inception) to	March 31,	March 31,
	March 31, 2010	2010	2009
	$	$	$

Revenue	477,178	220	130
Cost of Sales	214,951	133	88
Gross Profit	262,227	87	42

Expenses
Amortization of intangible assets	407,225	85,035	40,068
Consulting (Note 3(a))	256,000	9,000	9,000
General and administrative	177,889	42,077	4,941
Imputed interest (Note 3(b))	109,108	1,887	2,928
Marketing and sales (Note 3(a))	553,996	67,536	52,589
Professional fees	218,788	30,550	22,478
Bad debts expense (recovery)	361,728	(3,350)	(31,042)
Commision Expense	5,900	–	–
Total Expenses	2,090,634	232,735	100,962
Net Loss From Operations	(1,828,407)	(232,648)	(100,920)
Other Income
Gain on settlement of debt	99,709	–	–
Net Loss	(1,728,698)	(232,648)	(100,920)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		171,098,000	109,795,000

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31
	2010	2009
	$	$
Operating Activities
Net loss	(232,648)	(100,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	85,036	40,068
Donated costs	–	–
Imputed interest	1,887	2,928
Forgiveness of debt	–	–
Non cash consulting costs	44,333	–
Changes in operating assets and liabilities:
Accounts receivable	–	–
Other receivables	–	(4,869)
Inventory	–	(7,514)
Prepaid expenses	–	–
Accounts payable and accrued liabilities	22,304	17,120
Due to related parties	18,000	18,000
Net Cash Provided (Used) By Operating Activities	(61,088)	(35,187)
Financing Activities
Loan payable	41,000	–
Advances from related parties	21,340	42,051
Repayments to related parties	(900)	(4,900)
Net Cash Provided (Used) By Financing Activities	61,440	37,151
Increase (Decrease) in Cash	352	1,964
Cash – Beginning of Period	226	160
Cash – End of Period	578	2,124

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible assets	–	450,000
Issuance of shares of common stock for consulting contracts	224,000	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(expressed in U.S. dollars)
(unaudited)

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at March 31, 2010, the Company had an accumulated deficit of $1,728,698 and a working capital deficit of $10,422. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2010, the Company had no cash equivalents.

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2010, there are no potentially dilutive financial instruments outstanding.

	f)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Inventory

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

	h)	Financial Instruments

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

The Company’s financial instruments consist principally of cash, receivables, accounts payable, loan payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Foreign Currency Translation

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

The Company accounts for share-based payments in accordance with ASC 718, Compensation – Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

	l)	Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(d) amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the three months ended March 31, 2010, the Company recognized $85,035 in amortization expense in relation to these assets as compared to $40,068 amortization expense for the three months ended March 31, 2009. The Company estimates it will recognize $344,866 and $22,676 in amortization expense during the years ended December 31, 2010 and 2011, respectively.

	m)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions

a)

The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2010. For the three months ended March 31, 2010, the Company recorded $9,000 (March 31, 2009 - $9,000) of consulting expense and $9,000 (March 31, 2009 - $9,000) as marketing and sales expense.

b)

As at March 31, 2010, the Company was indebted to directors and officers of the Company for $145,743 (March 31, 2009 - $223,108) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the three months ended March 31, 2010, the Company recorded $1,887 (2009 - $2,928) of imputed interest at 5.25% relating to these amounts owing.

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

d)

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement. The fair value of the restricted shares issued was estimated to be $438,393. Under the amended agreement, the Company issued the remaining 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339 on the measurement date. As at March 31, 2010, these shares have been presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been recorded as intangible assets as at March 31, 2010, less accumulated amortization of $407,226.

e)

On August 20, 2009, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 25,000,000 restricted shares of Class A common stock in consideration of the settlement of $375,000 owing. The fair value of these restricted shares was estimated to be $277,291 as determined on the date of the agreement. The Company recognized a gain on the settlement of debt of $97,709 during the year ended December 31, 2009 in relation to this transaction.

f)

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(expressed in U.S. dollars)
(unaudited)

4.	Common Stock(continued)

g)

In January 2010, the Company entered into a one year business consulting services agreement with a consultant whereby the Company issued 6,000,000 common shares, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $84,000 as determined on the measurement date.

h)

In February 2010, the Company entered into a one year marketing consulting services agreement with a consultant whereby the Company issued 4,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $80,000 as determined on the measurement date.

i)

In February 2010, the Company entered into a one year web development consulting services agreement with a consultant whereby the Company issued 3,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $60,000 as determined on the measurement date.

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

5,000,000 on July 25, 2009 (issued on August 20, 2009)
5,000,000 on January 25, 2010
5,000,000 on July 25, 2010
5,000,000 on January 25, 2011

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2010
(expressed in U.S. dollars)
(unaudited)

6.	Commitments (continued)

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

8.	Loan Payable

During the three months ended March 31, 2010, the Company received a loan in the amount of $41,000. The loan is non-interest bearing, unsecured and due on demand.

9.	Subsequent Events

a)

On May 5, 2010, the Company issued a $55,000 convertible note with a maturity on February 5, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The notes are convertible into shares of the Company's common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company's common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company agreed to reserve for future issuance 10,645,161 common shares to provide for the full conversion of the note.

	b)	On May 5, 2010 the Company entered into a six month public relations and corporate communications services agreement in exchange for the issuance of 9,000,000 restricted common shares of the Company.

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

As used in this quarterly report, the terms “we”, “us” and “our” refer to Freshwater Technologies, Inc., unless otherwise indicated.

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

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our company for a number of years. In July 2009, we were approved for a private labelling program whereby all ELCE Activators made for our company’s rental or sale would now be labelled FW Activators. In July 2009 we introduced a FW Activator rental program to our distributors and, as a result, we will inventory rental units installed by our distributors at their customers. Pursuant to the joint venture agreement, ELCE International will supply its FW water activation units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International Corp. has compiled technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output.

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

General

The following is a discussion and analysis of our results of operation for the three month period ended March 31, 2010 and March 31, 2009 and the year ended December 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results of Operations

Revenue

We generated revenues of $220 for the three month period ended March 31, 2010, compared to revenues of $130 for the three month period ended March 31, 2009. The cost of sales on the orders for the three month period ended March 31, 2010 was $133, compared to cost of sales on the orders for the three month period ended March 31, 2009 of $88.

This revenue was generated from sales of our drinking water products.

Operating Costs and Expenses

The major components of our revenue and expenses for the three month periods ended March 31, 2010 and March 31, 2009 and from date of inception until March 31, 2010 are outlined in the table below:

	Three Months Ended		Accumulated from
	March 31		January 21, 2005 (Date of Inception)
	2010	2009	to March 31, 2010

Revenue	$220	$130	$477,178
Cost of Sales	133	88	214,951
Gross Profit	$87	$42	$262,227

Expenses
Amortization of intangible assets	$85,035	$40,068	$407,225
Consulting	9,000	9,000	256,000
General and administrative	42,077	4,941	177,889
Imputed interest	1,887	2,928	109,108
Marketing and sales	67,536	52,589	553,996
Professional fees	30,550	22,478	218,788
Commission Expense	--	--	5,900
Bad debts expense (recovery)	(3,350)	(31,042)	361,728
Total Expenses	$232,735	$100,962	$2,090,634

Net Loss From Operations	$(232,648)	$(100,920)	$(1,828,407)

Other Income
Gain on settlement of debt	-	-	$99,709
Net Loss	$(232,648)	$(100,920)	$(1,728,698)

For the three months ended March 31, 2010, our operating expenses totalled $232,735 as compared to $100,962 for the three months ended March 31, 2009. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $85,035 for the three months ended March 31, 2010 compared with $40,068 for the three months ended March 31, 2009. Professional fees amounted to $30,550 for the three months ended March 31, 2010 as compared to $22,478 for the three months ended March 31, 2009. Marketing and sales expenses and consultants’ costs were $76,536 for the three months ended March 31, 2010 as compared to $61,589 for the three months ended March 31, 2009 with the increase being due to the write off of $13,333 representing two months’ consulting costs of a one year marketing consulting services agreement, an increase in travel expenses fees for our Director of Latin America sales of $4,515 offset by a decrease in all other marketing/sales costs of $2,901. General and administrative expenses were $42,077 during the three months ended March 31, 2010 as compared to $4,941 for the three months ended March 31, 2009. This increase is due to the write off of $21,000 representing three months’ consulting costs of a one year business consulting services agreement, the write off of $10,000 representing two months’ consulting costs of a one year web developement consulting services agreement, FW Activator testing consulting fees of $2,100 and increased trust company costs and shareholder communication costs of $4,036. Imputed interest on directors’ loans was $1,887 for the three months ended March 31, 2010 as compared to $2,928 for the three months ended March 31, 2009 due to lesser amounts owing to Directors during the three months ended March 31, 2010 as compared to March 31, 2009. For the three months ended March 31, 2010 we recovered $3,350 of sales previously written off as compared to $31,042 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Material Changes in Financial Condition

	March 31, 2010	December 31, 2009

Current Assets	$304,247	$124,228
Current Liabilities	314,669	212,925
Working Capital Deficiency	$10,422	$88,697

Total assets at March 31, 2010 were $586,753 as compared to $491,770 at December 31, 2009. $179,667 of this increase is attributable to prepaid consulting fees resulting from the issuance of common stock for one year consulting services agreements with three consultants under an equity incentive plan entitled the 2010 Non-Qualified Stock Plan.

A decrease of $85,035 is attributable to the amortization of Intangible Assets for the three months ended March 31, 2010 as described below:

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the joint venture agreement with ELCE International Corp. On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement. The fair value of the restricted shares issued was estimated to be $438,393. Under the agreement, the Company issued a final 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339. As at March 31, 2010, these shares have been presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been recorded as intangible assets as at March 31, 2010, less accumulated amortization of $407,226.

The remaining increase is due to an increase of $352 in cash while inventories and other receivables did not change.

Liabilities at March 31, 2010 were $314,669 as compared to $212,925 at December 31, 2009. The increase is due to an increase of $63,304 in accounts payable and an increase of $38,440 due to our directors and officers. The amounts due to our directors and officers total $145,743 and are non-interest bearing, unsecured and have no specific terms for repayment.

We had cash on hand of $578 and negative working capital of $10,422 as of March 31, 2010 compared to cash on hand of $226 and negative working capital of $88,697 as of December 31, 2009. We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating.

On May 5, 2010, we sold one convertible debenture to one investor for gross proceeds of $55,000. This convertible debenture has a face amount of $55,000, is due and payable on February 1, 2011, earns interest at a rate of 8% per annum and is convertible, at the option of the holder, into shares of our common stock at a conversion price as set forth in the convertible note.

On May 5, 2010, we entered into an agreement with Equititrend Advisors, LLC whereby Equititrend Advisors agreed to provide public relations and communications services to our company for a period of six months in consideration for the issuance of 9,000,000 shares of common stock of our company.

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

Cash Flows

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash provided (used) in Operating Activities	$(61,088)	$(35,187)
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	61,440	37,151
Net Increase (Decrease) in Cash	$352	$1,964

Operating Activities

Operating activities used cash of $61,088 for the three months ended March 31, 2010 and used cash of $35,187 for the three months ended March 31, 2009.

Financing Activities

Net cash provided by financing activities was $61,440 for the three months ended March 31, 2010 and net cash provided by financing activities was $37,151 for the three months ended March 31, 2009. These financing activities were provided by two directors of our company.

Non-cash Investing and Financing Activities

On May 5, 2010, we entered into an agreement with Equititrend Advisors, LLC whereby Equititrend Advisors agreed to provide public relations and communications services to our company for a period of six months in consideration for the issuance of 9,000,000 shares of common stock of our company.

In January 2010, the Company entered into a one year business consulting services agreement with a consultant whereby the Company issued 6,000,000 common shares, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

In February 2010, the Company entered into a one year marketing consulting services agreement with a consultant whereby the Company issued 4,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

In February 2010, the Company entered into a one year web development consulting services agreement with a consultant whereby the Company issued 3,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

The estimated fair value of the common stock issued for the three consulting services contracts amounted to $224,000.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp. Under the Agreement we are to issue 30,000,000 common shares with an estimated fair value of $689,732 on the date of the agreement for certain distribution rights.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2010, the Company had no cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2010, there are no potentially dilutive financial instruments outstanding.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the joint venture agreement with Elce International Corp. amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the three months ended March 31, 2010, the Company recognized $85,035 in amortization expense in relation to these assets as compared to $40,068 amortization expense for the three months ended March 31, 2009. The Company estimates it will recognize $344,866 and $22,676 in amortization expense during the years ended December 31, 2010 and 2011, respectively.

Recently Adopted Accounting Pronouncements

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

If we are unable to fund our operations through revenues or the sale of our equity securities, then we may choose to borrow money to pay for some of our operations. Because of the credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company.

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to March 31, 2010, we have generated $477,178 in revenue from the sale or rental of our products. As at March 31, 2010, we had cash of $578 and negative working capital of $10,422. We expect to generate a moderate positive cash flow from operations in the next twelve month period. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2009 and December 31, 2008 state that these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. From December 1999 to March 31, 2010, we raised $13,000 through the sale of shares of our common stock with the balance of our financing requirements coming from two directors. We estimate our average monthly cash operating expenses to be approximately $30,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock and advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended December 31, 2009 and December 31, 2008.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors and cause us to go out of business.

As of March 31, 2010, we had total liabilities of $314,669, $145,743 of which was due to related parties. Our liabilities are substantial relative to our current assets, which were $304,247 as of March 31, 2010, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors. If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company. Our substantial liabilities and lack of cash could also have other negative effects, including:

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

We sell drinking water treatment products and water activation products. Our two suppliers of drinking water products, VIQUA(formerlyR-Can Environmental Inc.) of Guelph, Ontario, Canada, and Ozocan Corporation of Toronto, Ontario, Canada supplied our company with all of our drinking water treatment products that our company sold during the years ended December 31, 2009 and December 31, 2008. Similarly, our sole supplier of water activation products, ELCE International Corp., is the manufacturer and distributor of our FW water activation units. We order units from ELCE International which are then shipped to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International supplied our company with all of our water activation products that our company sold during the year ended December 31, 2009 and December 31, 2008. Our three suppliers manufacture their respective products and develop the technologies within such products. In addition, these suppliers also supply similar products from other manufacturers. During the years ended December 31, 2009 and December 31,2008, VIQUA supplied our company with products from some components from outside suppliers but all VIQUA products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with VIQUA, Ozocan Corporation or ELCE International Corp. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with local distributors and the technical assistance of our three product suppliers, VIQUA, Ozocan Corporation and ELCE International as well as local accounting and technical support services, our Senior Operations consultant, our Latin American Director of Sales, our Southern Colombian sales agents, our marketing services consultant and our web development consultant. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 80%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

Our directors, officers and insiders, in the aggregate, beneficially own approximately 67% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, and insiders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of May 14, 2010, there were 189,120,000 common shares issued and outstanding and no Series B common shares issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2010, we received a loan in the amount of $41,000. The loan is non-interest bearing, unsecured and due on demand.

ITEM 6. EXHIBITS

Exhibit	Description
Number
3.1(1)	Articles of Incorporation
3.2 (1)	By-laws

Exhibit
Number	Description
10.1 (1)	Supplier Agreement with ELCE International dated August 18, 2001
10.2 (1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005
10.3 (1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4 (1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005
10.5 (1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6 (1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson
10.7 (1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson
10.8 (1)	Agreement with Max Weissengruber, dated January 1, 2006.
10.9 (2)	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008
10.10 (2)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008
10.11 (2)	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009
10.12 (3)	Form of Debt Settlement Agreement
10.13 (4)	Securities Purchase Agreement dated May 5, 2010 with Asher Enterprises, Inc.
10.14 (4)	Convertible Note dated May 5, 2010
10.15 (5)	Agreement dated May 5, 2010 with Equititrend Advisors, LLC
31.1*	Certification of Max Weissengruber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of D. Brian Robertson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Max Weissengruber pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of D. Brian Robertson pursuant Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
(3)	Filed as an exhibit to our Form 10-Q filed on November 16, 2009.
(4)	Filed as an exhibit to our Form 8-K filed on May 11, 2010.
(5)	Filed as an exhibit to our Form 8-K filed on May 12, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

By	/s/ Max Weissengruber
Max Weissengruber
President and Director
(Principal Executive Officer)

Date:	May 14, 2010

By	/s/ D. Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer
Vice-President of Sales and Director
(Principal Accounting Officer
and Principal Financial Officer)

Date:	May 14, 2010