Form 10-Q
period 2010-06-30
Freshwater Technologies Inc.
filed 2010-08-16
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2010

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No.  000-53871

FRESHWATER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0508360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer  ☐        Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2010, there were 196,120,000 shares of common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)

June 30, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited) June 30, 2010 $	December 31, 2009 $
ASSETS

Current Assets

Cash	4,881	226
Receivables	1,511	1,791
Inventory	118,588	122,211
Prepaid consulting fees	299,310	–

Total Current Assets	424,290	124,228
Intangible Assets (Notes 2(l) and 4(d))	196,526	367,542

Total Assets	620,816	491,770

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	80,428	98,585
Accrued liabilities	8,066	7,037
Loan payable (Note 8)	41,000	–
Convertible notes payable (Note 9)	36,265	–
Due to related parties (Note 3(b))	146,450	107,303

Total Liabilities	312,209	212,925

Commitments and Contingencies (Notes 1, 3(a) and 6)

Subsequent Events (Note 10)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5) Authorized: 300,000,000 common shares, with a par value of $0.001 Issued and outstanding: 194,120,000 shares (2009 – 152,120,000)	194,120	152,120

Class B Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: none	–	–

Additional Paid-in Capital (Notes 4, 5 and 9)	2,098,579	1,371,436

Class A Common Stock Issuable (Note 4(d))	–	251,339

Deficit Accumulated During the Development Stage	(1,984,092)	(1,496,050)

Total Stockholders’ Equity (Deficit)	308,607	278,845

Total Liabilities and Stockholders’ Equity (Deficit)	620,816	491,770

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from January 21, 2005 (Date of Inception) to June 30, 2010 $	Three Months Ended June 30, 2010 $	Three Months Ended June 30, 2009 $	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $
Revenue	477,178	–	555	220	685

Cost of Sales	214,951	–	79	133	166

Gross Profit	262,227	–	476	87	519

Expenses
Amortization of intangible assets	96,164	56,096	–	96,164	96,164
Amortization of intangible assets	493,205	85,980	56.096	171,015	96,164
Consulting (Note 3(a))	265,000	9,000	9,000	18,000	18,000
General and administrative	278,290	100,401	6,714	142,478	11,655
Imputed interest (Note 3(b))	111,025	1,917	4,273	3,804	7,201
Marketing and sales (Note 3(a))	593,302	39,306	48,413	106,842	101,003
Professional fees (Note 3(c))	236,663	17,875	9,860	48,425	32,337
Bad debts expense (recovery)	356,378	(5,350)	(7,896)	(8,700)	(38,938)
Commission Expense	5,900	–	–	–	–
Total Expenses	2,339,763	249,129	126,460	481,864	227,422

Net Loss From Operations	(2,077,536)	(249,129)	(125,984)	(481,777)	(226,903)

Other Income (Expenses)
Gain on settlement of debt	99,709	–	–	–	–
Accretion of discounts on convertibles (Note 9) ((Norwdebentures	(6,265)	(6,265)	–	(6,265)	–

Net Loss	(1,984,092)	(255,394)	(125,984)	(488,042)	(226,903)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		186,922,000	114,967,000	179,054,000	114,967,000

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $
Operating Activities

Net loss	(488,042)	(226,903)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discounts on convertible debentures (Note 9)	6,265	–
Amortization of intangible assets	171,015	96,164
Donated costs	–	–
Imputed interest	3,804	7,201
Forgiveness of debt	–	–
Non cash consulting costs	154,690	–

Changes in operating assets and liabilities:

Accounts receivable	–	321
Other receivables	280	–
Inventory	3,624	(81,844)
Prepaid expenses	–	–
Accounts payable and accrued liabilities	(17,128)	29,551
Due to related parties	36,000	36,000

Net Cash Provided Used By Operating Activities	(129,492)	(139,510)

Financing Activities
Proceeds from issuance of convertible notes (Note 9)	90,000	–
Proceeds from loan payable	41,000	–
Advances from related parties	69,042	156,073
Repayments to related parties	(65,895)	(16,442)

Net Cash Provided By Financing Activities	134,147	139,631

Increase in Cash	4,655	121

Cash – Beginning of Period	226	160

Cash – End of Period	4,881	281

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible assets	–	450,000
Issuance of shares of common stock for consulting contracts	454,000	–

Supplemental Disclosures
		–
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at June 30, 2010, the Company had an accumulated deficit of $1,984,092 and working capital of $112,081. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2010
(expressed in U.S. dollars)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2010, the Company had no cash equivalents.

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2010, the convertible notes payable of $90,000 could be converted to approximately 18,000,000 common shares.

f)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(expressed in U.S. dollars)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

h)	Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, receivables, accounts payable, loan payable, and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. During the six months period ended June 30, 2010, the Company valued convertible notes based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

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

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(d) amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the six months ended June 30, 2010, the Company recognized $171,015 in amortization expense in relation to these assets as compared to $96,164 amortization expense for the six months ended June 30, 2009. The Company estimates it will recognize $344,866 and $22,676 in amortization expense during the years ended December 31, 2010 and 2011, respectively.

m)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(expressed in U.S. dollars)
(unaudited)

3.  Related Party Transactions

a)
The Company entered into consulting agreements with the President and CFO of the Company.  Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2010. For the six months ended June 30, 2010, the Company recorded $18,000 (June 30, 2009 - $18,000) of consulting expense and $18,000 (June 30, 2009 - $18,000) as marketing and sales expense.

b)
As at June 30, 2010, the Company was indebted to directors and officers of the Company for $146,450 (June 30, 2009 - $343,588) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the six months ended June 30, 2010, the Company recorded $3,804 (2009 - $7,201) of imputed interest at 5.25% relating to these amounts owing.

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

d)
On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement.  The fair value of the restricted shares issued was estimated to be $438,393. Under the amended agreement, the Company issued the remaining 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339 on the measurement date. As at June 30, 2010, these shares have been presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been recorded as intangible assets as at June 30, 2010, less accumulated amortization of $493,205.

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(expressed in U.S. dollars)
(unaudited)

4.  Common Stock (continued)

g)
In January 2010, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 6,000,000 common shares, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $84,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

h)
In February 2010, the Company entered into a marketing consulting services agreement with a consultant whereby the Company issued 4,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $80,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

i)
In February 2010, the Company entered into a web development consulting services agreement with a consultant whereby the Company issued 3,000,000 common shares, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $60,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

j)
In May 2010, the Company entered into a six month Public Relations and Corporate Communication Service Agreement whereby the Company issued 9,000,000 restricted shares of Class A common stock to Equitytrend Advisors LLC. The fair value of these restricted shares was estimated to be $180,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

k)
On June 7, 2010, the Company entered into a technical environmental consulting services agreement with a consultant whereby the Company issued 5,000,000 common shares for technical environmental consulting services to be rendered over a six month period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $50,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

l)
On June 22, 2010, pursuant to the terms of the Convertible notes payable, the Company agreed to reserve for future issuance 47,703,180 common shares which provides for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010 (see Note 9).

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
June 30, 2010
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

It was mutually agreed between both parties to terminate further payments of consulting fees to Claudio Sgarbi under the agreement effective March 31, 2010.

Underthe agreement, the Company has agreed to pay to ELCE 50% of the net profits relating to sales of ELCE water products and was to maintain minimum inventories of ELCE water products, estimated to be $881,000 in total, for each country specified in the agreement in due course.

Under an amendment to this agreement dated December 31, 2009, in return for ELCE eliminating the requirement for a minimum inventory in each country, the Company agreed to issue the remaining 15,000,000 shares owing to Claudio Sgarbi under this agreement on January 25, 2010.

c)
In February 2009, the Company entered into an Agency Agreement with Ancizar Rendon Ramirez to act as Agent for FW sales in the Southern Region of Colombia, South America. The Company will pay $1,000 monthly for these consulting services including related sales expenses and a commission of 10% for all collected FW sales initiated by the Agent in the Southern Region of Colombia. The agreement is for a one year term which expired January 31, 2010, is renewable annually and can be terminated by the Company with three month’s notice. In January 2010, the Company agreed to extend the term of this agreement on a month to month basis.

d)
In July 2009, the Company entered into an Agency Agreement with Luis Alberto Buitrago Gonzalez to act as Agent for FW Activator sales in the Valle de Cauca Region of Colombia, South America. The Company will pay $400 monthly increasing to $600 per month after three months for these consulting services including related sales expenses and a commission of 5% for all collected FW Activator sales initiated by the agent in the Valle de Cauca Region of Colombia. The agreement is for a one year term which expired July 15, 2010, is renewable annually and can be terminated by the Company with three month’s notice. Effective July 2010, the Company agreed to extend the term of this agreement on a month to month basis at $400 per month.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2010
(expressed in U.S. dollars)
(unaudited)

7.  Economic Dependence

The Company relies solely upon VIQUA- a Trojan Technologies Company (formerly R-Can Environmental Inc.) (“VIQUA”), as the sole supplier of their drinking water products, ELCE International Corp. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. VIQUA and ELCE supplied the Company with 100% of the products that the Company offered and sold during the six months ended June 30, 2010 and 2009. VIQUA, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

8.  Loan Payable

During the six months ended June 30, 2010, the Company received a loan in the amount of $41,000. The loan is non-interest bearing, unsecured and due on demand.

9.  Convertible Notes Payable

a)
On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 5, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,645,161 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value will be accreted over the term of the convertible debenture up to its face value of $55,000. As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $22,625 and $699, respectively.

b)
On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,692,464 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000. As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $13,640 and $330, respectively

On June 22, 2010, pursuant to the terms of the notes, the Company agreed to reserve for future issuance 47,703,180 common shares which provides for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

10.  Subsequent Events

a)
OnJuly 14, 2010, the Company sold one convertible note to one investor for gross proceeds of $30,000.  This convertible note has a face amount of $30,000, is due and payable on April 19, 2011, earns interest at a rate of 8% per annum and is convertible, at the option of the holder, into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note, the Company agreed to reserve for future issuance 26,785,714 common shares which provides for five times the amount of common shares issuable upon the full conversion of the note as of July 14, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

b)
On July 21, 2010 the Company entered into an investor relations, public relations and corporate communications services agreement commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 restricted common shares of the Company.

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

General

The following is a discussion and analysis of our results of operation for the six month period ended June 30, 2010 and June 30, 2009 and the year ended December 31, 2009, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report.  Our  financial statements are prepared in accordance with United States generally accepted accounting principles.  All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results of Operations

Revenue

We generated revenues of $nil for the three month period ended June 30, 2010 compared to revenues of $555 for the three month period ended June 30 , 2009 and  $220 for the six month period ended June 30, 2010 compared to revenues of $685 for the six month period ended June 30, 2009.  The cost of sales for the three month period ended June 30, 2010 was $nil, compared to $79 for the three month period ended June 30, 2009 while the cost of sales was $133 for the six month period ended June 30, 2010 compared to $166 for the six month period ended June 30, 2009.

This revenue was generated from sales of our drinking water products.

Operating Costs and Expenses

The major components of our revenue and expenses for the three and six month periods ended June 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended June 30, 2010 $	Three Months Ended June 30, 2009 $	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $
Revenue	–	555	220	685

Cost of Sales	–	79	133	166

Gross Profit	–	476	87	519

Expenses Amortization of intangible assets	85,980	56,096	171,015	96,164

Consulting	9,000	9,000	18,000	18,000
General and administrative	100,401	6,714	142,478	11,655
Imputed interest	1,917	4,273	3,804	7,201
Marketing and sales	39,306	48,413	106,842	101,003
Professional fees	17,875	9,860	48,425	32,337
Bad debts expense (recovery)	(5,350)	(7,896)	(8,700)	(38,938)

Total Expenses	249,129	126,460	481,864	227,422

Net Loss From Operations	(249,129)	(125,984)	(481,777)	(226,903)
Accretion of discounts on Convertible notes	(6,265)		(6,265)
Net Loss	(255,394)		(488,042)

For the three months ended June 30, 2010, our operating expenses totalled $249,129 as compared to $126,460 for the three months ended June 30, 2009. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $85,980 for the three months ended June 30, 2010 compared with $56,096 for the three months ended June 30, 2009. Professional fees amounted to $17,875 for the three months ended June 30, 2010 as compared to $9,860 for the three months ended June 30, 2009. Marketing and sales expenses and consultants’ costs were $39,306 for the three months ended June 30, 2010 as compared to $48,413 for the three months ended June 30, 2009 with the decrease being due to a decrease in costs relating to our Joint Venture Agreement with ELCE International Corp. of $20,999, a decrease in travel expenses and fees for our Director of Latin America sales of $3,340, an increase due to the marketing services consulting agreement of $14,776, an increase in fees and expenses for our Agent in Colombia of $709 and a decrease in Central/South America travel of $253. General and administrative expenses were $100,401 during the three months ended June 30, 2010 as compared to $6,714 for the three months ended June 30, 2009. This increase is due to the Company entering into consulting service agreements during 2010 for general consulting services, research and development consulting services, web site update consulting services and environmental technical consulting services of $37,778, a public relations and shareholder communication consulting services agreement of $57,477 offset by a decrease in other general and administrative costs of $1,568. Imputed interest on directors’ loans was $1,917 for the three months ended June 30, 2010 as compared to $4,273 for the three months ended June 30, 2009. This decrease reflects lesser amounts owing to directors in 2010. For the three months ended June 30, 2010 we recovered $5,350 of sales previously written off as compared to $7,896 for the three months ended June 30, 2009. Accretion of discounts on two convertible notes issued in May 2010 amounted to $6,265 for the three months ended June 30,2010 compared to nil for the three months ended June 30, 2009.

For the six months ended June 30, 2010, our operating expenses totalled $481,864 as compared to $227,422 for the six months ended June 30, 2009. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $171,015 for the six months ended June 30, 2010 compared with $96,164 for the six months ended June 30, 2009. Professional fees amounted to $48,425 for the six months ended June 30, 2010 as compared to $32,337 for the six months ended June 30, 2009. Marketing and sales expenses and consultants’ costs were $106,842 for the six months ended June 30, 2010 as compared to $101,003 for the six months ended June 30, 2009 with the increase being due to an increase in travel expenses and fees for our Director of Latin America sales of $1,175, an increase due to the marketing consulting services agreement of $24,159, an increase in fees and expenses for our Agent in Colombia of $2,996 offset by a decrease in costs relating to our Joint Venture Agreement with ELCE International Corp. of $20,446 and a decrease in Central/South America travel of $2,045.  General and administrative expenses were $142,478 during the six months ended June 30, 2010 as compared to $11,655 for the six months ended June 30, 2009. This increase is due to the Company entering into consulting service agreements during 2010 for general consulting services, research and development consulting services, web site update consulting services and environmental technical consulting services of $70,979, a public relations and shareholder communication consulting services agreement and related costs of $60,782 offset by a decrease in other general and administrative costs of $938. Imputed interest on directors’ loans was $3,804 for the six months ended June 30, 2010 as compared to $7,201 for the six months ended June 30, 2009 due to lesser amounts owing to Directors during the six months ended June 30, 2010 as compared to June 30, 2009.  For the six months ended June 30, 2010 we recovered $8,700 of sales previously written off as compared to $38,938 for the six months ended June 30, 2009. Accretion of discounts on two convertible notes issued in May 2010 amounted to $6,265 for the six months ended June 30,2010 compared to nil for the six months ended June 30, 2009.

Liquidity and Capital Resources

Material Changes in Financial Condition

	June 30, 2010	December 31, 2009
Current Assets	$424,290	$124,228
Current Liabilities	312,209	212,925
Working Capital (Deficiency)	$112,081	$(88,697)

Total assets at June 30, 2010 were $620,816 as compared to $491,770 at December 31, 2009.

$299,310 of this increase is attributable to prepaid consulting fees resulting from the issuance of common stock for one year consulting services agreements with three consultants and a six month agreement with one consultant under an equity incentive plan entitled the 2010 Non-Qualified Stock Plan and a six month Public Relations and Corporate Communication Service Agreement.

A decrease of $171,016 is attributable to the amortization of Intangible Assets for the six months ended June 30, 2010 as described below:

    On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the joint venture agreement with ELCE International Corp. On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement.  The fair value of the restricted shares issued was estimated to be $438,393. Under the agreement, the Company issued a final 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339. As at June 30, 2010, these shares have been presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been recorded as intangible assets as at June 30, 2010, less accumulated amortization of $493,206.

The remaining increase is due to an increase of $4,655 in cash while inventories decreased $3,623 and other receivables decreased $280.

Liabilities at June 30, 2010 were $312,209 as compared to $212,925 at December 31, 2009.  The increase is due to an increase of $41,000 in a loan payable, $36,265 in discounted convertible notes payable and an increase of $39,147 due to our directors and officers offset by a decrease in accounts payable and accrued liabilities of $17,128.  The amounts due to our directors and officers total $146,450 and are non-interest bearing, unsecured and have no specific terms for repayment.

We had cash on hand of $4,881 and working capital of $112,081 as of June 30, 2010 compared to cash on hand of $226 and negative working capital of $88,697 as of December 31, 2009.  We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating.

      On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 5, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,645,161 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value will be accreted over the term of the convertible debenture up to its face value of $55,000. As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $22,625 and $699, respectively.

On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,692,464 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000. As at June 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $13,640 and $330, respectively

    On June 22, 2010, pursuant to the terms of the notes, the Company agreed to reserve for future issuance 47,703,180 common shares which provides for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

    On July 14, 2010, the Company sold one convertible note to one investor for gross proceeds of $30,000.  This convertible note has a face amount of $30,000, is due and payable on April 19, 2011, earns interest at a rate of 8% per annum and is convertible, at the option of the holder, into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note, the Company agreed to reserve for future issuance 26,785,714 common shares which provides for five times the amount of common shares issuable upon the full conversion of the note as of July 14, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

    In May 2010, the Company entered into a six month Public Relations and Corporate Communication Service Agreement whereby the Company issued 9,000,000 restricted shares of Class A common stock to Equitytrend Advisors LLC. The fair value of these restricted shares was estimated to be $180,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

   On July 21, 2010 the Company entered into an investor relations, public relations and corporate communications services agreement commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 restricted common shares of the Company.

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

Cash Flows

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash provided (used) in Operating Activities	$(129,492)	$(139,510)
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	134,147	139,631
Net Increase (Decrease) in Cash	$4,655	$121

Operating Activities

Operating activities used cash of $129,492 for the six months ended June 30, 2010 and used cash of $139,510 for the six months ended June 30, 2009.

Financing Activities

Net cash provided by financing activities was $134,147 for the six months ended June 30, 2010 and net cash provided by financing activities was $139,631 for the six months ended June 30, 2009. For the six months ended June 30, 2010 two convertible notes totalling $90,000 and a loan of $41,000 provided $131,000 of these financing activities and the balance of $3,147 was provided by two directors of our company as compared to the financing activities being totally provided by two directors of our company during the six months ended June 30, 2009.

Non-cash Investing and Financing Activities

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

 In June 2010, the Company entered into a six month technical environmental consulting services agreement with a consultant whereby the Company issued 5,000,000 common shares, on June 7, 2010, for technical environmental consulting services to be rendered over a six month period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

The estimated fair value of the common stock issued for the four consulting services contracts amounted to $274,000.

On May 5, 2010, the Company entered into an agreement with Equititrend Advisors, LLC whereby Equititrend Advisors agreed to provide public relations and communications services to our company for a period of six months in consideration for the issuance of 9,000,000 shares of common stock of our company. The estimated fair value of the common stock issued for these consulting services amounted to $180,000.

On July 21, 2010 the Company entered into a three month investor relations, public relations and corporate communications services agreement in exchange for the issuance of 2,000,000 restricted common shares of the Company.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp. Under the Agreement we have issued 30,000,000 common shares with an estimated fair value of $689,732 on the date of the agreement for certain distribution rights.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2010, the Company had no cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2010, the convertible notes payable of $90,000 could be converted to approximately 18,000,000 common shares.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Level1

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

The Company’s financial instruments consist principally of cash, receivables, accounts payable, loan payable, convertible notes payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

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

Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the joint venture agreement with Elce International Corp. amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the six months ended June 30, 2010, the Company recognized $171,015 in amortization expense in relation to these assets as compared to $96,164 amortization expense for the six months ended June 30, 2009. The Company estimates it will recognize $344,866 and $22,676 in amortization expense during the years ended December 31, 2010 and 2011, respectively.

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

Risks Related to our Company

We have had minimal revenues from operations and if we are not able to generate significant revenues from the sale of our products  or obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to June 30, 2010, we have generated $477,178 in revenue from the sale or rental of our products. As at June 30, 2010, we had cash of $4,881 and  working capital of $112,081. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2009 and December 31, 2008 state that these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to obtain adequate financing or generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on January 21, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues. From December 1999 to June 30, 2010, we raised $13,000 through the sale of shares of our common stock with the balance of our financing requirements coming from two directors, loan payable and convertible notes payable. We estimate our average monthly cash operating expenses to be approximately $30,000 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock, issuance of convertible notes, loan proceeds and advances from two of our directors and officers. We cannot assure that we will be able to generate enough interest in our products. If we cannot attract a successful distribution network, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the years ended December 31, 2009 and December 31, 2008.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors and cause us to go out of business.

As of June 30, 2010, we had total liabilities of $312,209, $146,450 of which was due to related parties.  Our liabilities are substantial relative to our current assets, which were $424,290 as of June 30, 2010, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors.  If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company.  Our substantial liabilities and lack of cash could also have other negative effects, including:

●	increase our vulnerability to adverse general economic conditions;
●
require us to dedicate a substantial portion of our cash flow from operations to payments on our liabilities, thereby reducing the availability of our cash flow to fund working capital, investments, capital expenditures and other general corporate purposes;

●
limit our ability to make required payments under our existing contractual commitments (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”);

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and,
●	place us at a competitive disadvantage compared to our competitors that have fewer liabilities.

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

Our company anticipates that the funds that were raised from private placements by way of subscription agreements, funds from a loan, funds from convertible notes and funds advanced from directors will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. We will need additional capital in the next month in order to continue our business plan.

We depend almost exclusively on outside capital to pay for the continued development of our business and the marketing of our products. Such outside capital may include the sale of additional stock, convertible notes, shareholder and director advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We sell drinking water treatment products and water activation products. Our two suppliers of drinking water products, VIQUA(formerlyR-Can Environmental Inc.) of Guelph, Ontario, Canada, and Ozocan Corporation of Toronto, Ontario, Canada supplied our company with all of our drinking water treatment products that our company sold during the years ended December 31, 2009 and December 31, 2008 and the six months ended June 30, 2010. Similarly, our sole supplier of water activation products, ELCE International Corp., is the manufacturer and distributor of our FW water activation units. We order units from ELCE International which are shipped to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International supplied our company with all of our water activation products that our company sold during the year ended December 31, 2009 and December 31, 2008 and the six months ended June 30, 2010. Our three suppliers manufacture their respective products and develop the technologies within such products. In addition, these suppliers also supply similar products from other manufacturers. During the years ended December 31, 2009 and December 31,2008 and the six months ended June 30, 2010, VIQUA supplied our company with products from some components from outside suppliers but all VIQUA products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with VIQUA, Ozocan Corporation or ELCE International Corp. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with local distributors and the technical assistance of our three product suppliers, VIQUA, Ozocan Corporation and ELCE International as well as local accounting and technical support services, our Senior Operations consultant, our Latin American Director of Sales, our Southern Colombian sales agents, our marketing services consultant, our technical environmental consultant and our web development consultant. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 80%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 35 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

Our directors, officers and insiders, in the aggregate, beneficially own approximately 62% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and insiders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

The market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results;

●	changes in securities analysts estimates of our financial performance;

●	changes in general economic conditions and in the software industry;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant new products; and,

●	the loss of key management.

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

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of August 13, 2010, there were 196,120,000 common shares issued and outstanding and no Series B common shares issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, that occurred during the six months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

During the six months ended June 30, 2010, we received a loan in the amount of $41,000. The loan is non-interest bearing, unsecured and due on demand.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2 (1)	By-laws
10.1 (1)	Supplier Agreement with ELCE International dated August 18, 2001
10.2 (1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005
10.3 (1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4 (1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005
10.5 (1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6 (1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson
10.7 (1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson
10.8 (1)	Agreement with Max Weissengruber, dated January 1, 2006.
10.9 (2)	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008
10.10 (2)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008
10.11 (2)	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009
10.12 (3)	Form of Debt Settlement Agreement
10.13 (4)	Securities Purchase Agreement dated May 5, 2010 with Asher Enterprises, Inc.
10.14 (4)	Convertible Note dated May 5, 2010
10.15 (5)	Agreement dated May 5, 2010 with Equititrend Advisors, LLC
10.16	Securities Purchase Agreement dated May 18, 2010 with Asher Enterprises, Inc. (6)
10.17	Convertible Note dated May 18, 2010 (6)
31.1*	Certification of Max Weissengruber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of D. Brian Robertson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Max Weissengruber pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of D. Brian Robertson pursuant Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
(3)	Filed as an exhibit to our Form 10-Q filed on November 16, 2009.
(4)	Filed as an exhibit to our Form 8-K filed on May 11, 2010.
(5)	Filed as an exhibit to our Form 8-K filed on May 12, 2010.
(6)	Filed as an exhibit to our Form 8-K filed on May 25, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

Date: August 13, 2010
	By:	/s/Max Weissengruber
Max Weissengruber
President and Director
(Principal Executive Officer)
Date: August 13, 2010
	By:	/s/D. Brian Robertson
D. Brian Robertson
Vice-President of Sales and Director (Principal Accounting Officer and Principal Financial Officer)