Form 10-Q
period 2010-09-30
Freshwater Technologies Inc.
filed 2010-11-09
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, there were 207,247,027 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)

September 30, 2010

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-3

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited) September 30, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	1,168	226
Receivables	2,260	1,791
Inventory	118,588	122,211
Prepaid consulting fees	134,311	–

Total Current Assets	256,327	124,228
Intangible Assets (Notes 2(l) and 4(d))	109,601	367,542

Total Assets	365,928	491,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	72,771	98,585
Accrued liabilities	10,520	7,037
Convertible notes payable (Note 9)	72,497	–
Due to related parties (Note 3(b))	140,527	107,303

Total Liabilities	296,315	212,925

Commitments and Contingencies (Notes 1, 3(a) and 6)

Subsequent Events (Note 10)

Stockholders’ Equity

Class A Common Stock (Notes 4 and 5) Authorized: 300,000,000 common shares, with a par value of $0.001 Issued and outstanding: 200,220,000 shares (2009 – 152,120,000)	200,220	152,120

Class B Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: none	–	–

Additional Paid-in Capital (Notes 4, 5 and 9)	2,193,794	1,371,436

Class A Common Stock Issuable (Note 4(d))	–	251,339

Deficit Accumulated During the Development Stage	(2,324,401)	(1,496,050)

Total Stockholders’ Equity	69,613	278,845

Total Liabilities and Stockholders’ Equity	365,928	491,770

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from January 21, 2005 (Date of Inception) to September 30, 2010 $	Three Months Ended September 30, 2010 $	Three Months Ended September 30, 2009 $	Nine Months Ended September 30, 2010 $	Nine Months Ended September 30, 2009 $

Revenue	477,178	–	6,500	220	7,185

Cost of Sales	214,951	–	–	133	166

Gross Profit	262,227	–	6,500	87	7,019

Expenses
Amortization of intangible assets(Note 2(l))	580,130	86,925	56,712	257,941	152,876
Consulting (Note 3(a))	274,000	9,000	9,000	27,000	27,000
General and administrative	448,651	170,361	4,173	312,839	15,628
Imputed interest (Note 3(b))	112,885	1,860	5,225	5,664	12,426
Marketing and sales (Note 3(a))	642,819	49,517	49,004	156,357	150,007
Professional fees (Note 3(c))	249,972	13,309	3,500	61,735	35,837
Bad debts expense (recovery)	344,028	(12,350)	(1,400)	(21,050)	(40,338)
Commission Expense	5,900	–	3,250	–	3,450
Total Expenses	2,658,385	318,622	129,464	800,486	356,886

Net Loss From Operations	(2,396,158)	(318,622)	(122,964)	(800,399)	(349,867)

Other Income (Expenses)
Gain on settlement of debt	99,709	–	–	–	–
Accretion of discounts on convertibles (Note 9)	(27,952)	(21,687)	–	(27,952)	–

Net Loss	(2,324,401)	(340,309)	(122,964)	(828,351)	(349,867)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		197,624,000	136,903,000	185,004,000	126,186,000

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended September 30, 2010 $	Nine Months Ended September 30, 2009 $

Operating Activities

Net loss	(828,351)	(349,867)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discounts on convertible debentures (Note 9)	27,952	–
Amortization of intangible assets(Note 2(l))	257,941	152,876
Donated costs	–	–
Imputed interest	5,664	12,426
Forgiveness of debt	–	–
Non cash consulting costs	337,688	–

Changes in operating assets and liabilities:

Accounts receivable	–	–
Other receivables	(469)	(2,982)
Inventory	3,624	(82,694)
Prepaid expenses	–	–
Accounts payable and accrued liabilities	(22,331)	39,342
Due to related parties	54,000	54,000

Net Cash Provided( Used By) Operating Activities	(164,282)	(176,899)

Financing Activities
Proceeds from issuance of convertible notes	145,000	–
Proceeds from loan payable	41,000	–
Advances from related parties	85,219	193,645
Repayments to related parties	(105,995)	(16,442)

Net Cash Provided By Financing Activities	165,224	177,203

Increase in Cash	942	304

Cash – Beginning of Period	226	160

Cash – End of Period	1,168	464

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible assets	–	450,000
Issuance of shares of common stock for consulting contracts	472,000	–
Issuance of shares of common stock to settle debt	41,000	375,000

Supplemental Disclosures
		–
Interest paid	–	–
Income tax paid	–	–

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at September 30, 2010, the Company had an accumulated deficit of $2,324,401 and a working capital deficit of $39,988. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

a) Basis of Presentation

Thesefinancial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b) Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed April 15, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2010, and the results of its operations and cash flows for the nine month periods ended September 30, 2010 and 2009. The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(expressed in U.S. dollars)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible receivables, provision for inventory obsolescence, valuation of distribution rights, donated expenses, fair values of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2010, the Company had no cash equivalents.

e) Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2010, the convertible notes payable of $145,000 could be converted to approximately 39,000,000 common shares.

f) Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
September 30, 2010
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

The Company’s financial instruments consist principally of cash, receivables, accounts payable, convertible notes payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. During the nine months period ended September 30, 2010, the Company valued convertible notes based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

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

j) Revenue Recognition

The Company recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, Revenue Recognition, and SAB 104.  The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru.  Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point.  For UV products, the customer pays all costs from the point of shipment, and for FW products, the customer pays all costs from arrival point in the country to which the FW products are shipped.  The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.

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

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(expressed in U.S. dollars)
(unaudited)

2.  Summary of Significant Accounting Policies (continued)

l) Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(b) amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the nine months ended September 30, 2010, the Company recognized $257,941 in amortization expense in relation to these assets as compared to $152,876 amortization expense for the nine months ended September 30, 2009. The Company estimates it will recognize $86,925 and $22,676 in amortization expense during the three months ended December 31, 2010 and year ended December 31, 2011, respectively.

m) Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Related Party Transactions

a)
The Company entered into consulting agreements with the President and CFO of the Company.  Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2010. For the nine months ended September 30, 2010, the Company recorded $27,000 (September 30, 2009 - $27,000) of consulting expense and $27,000 (September 30, 2009 - $27,000) as marketing and sales expense.

b)
As at September 30, 2010, the Company was indebted to directors and officers of the Company for $140,527 (December 31, 2009 - $107,303) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the nine months ended September 30, 2010, the Company recorded $5,664 (2009 - $12,426) of imputed interest at 5.25% relating to these amounts owing.

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

d)
On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement.  The fair value of the restricted shares issued was estimated to be $438,393. Under the amended agreement, the Company issued the remaining 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(expressed in U.S. dollars)
(unaudited)

4.  Common Stock (continued)

$251,339 on the measurement date. As at September 30, 2010, these shares have been presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been recorded as intangible assets as at September 30, 2010, less accumulated amortization of $580,131.

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

l)
On July 21, 2010 the Company entered into an investor relations, public relations and corporate communications services agreement commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 restricted common shares of the Company. The fair value of these restricted shares was estimated to be $18,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

m)
On August 17, 2010, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 4,100,000 Class A common shares at a fair value of $0.01 per share in consideration of the settlement of $41,000 owing as determined using the closing market price of the shares on the measurement date, being the date of the agreement (See Note 8).

n)
Pursuant to the terms of the Convertible notes payable disclosed in Note 9, the Company agreed to reserve for future issuance 102,780,105 common shares and may be required to reserve for issuance an additional 44,405,895 common shares which provides for three or five times the amount of common shares issuable upon the full conversion of the notes as at September 30, 2010.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(expressed in U.S. dollars)
(unaudited)

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

6.  Commitments

a)
On September 23, 2008, the Company entered into a Consulting Agreement with Rolando Choso Esquivel to act as Director, Latin American Sales and Marketing. The Company will pay $1,500 monthly for these consulting services and will reimburse out of pocket expenses incurred for Company business. The agreement was for a one year term which was to expire on August 31, 2009, is renewable annually with both parties’ approval and can be terminated by the Company with two month’s notice and payment. In August 2010, the Company agreed to extend the term of this agreement to August 31, 2011.

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

5,000,000 on July 25, 2009 (issued on August 20, 2009)
5,000,000 on January 25, 2010 (issued on January 25, 2010)
5,000,000 on July 25, 2010 (issued on January 25, 2010)
5,000,000 on January 25, 2011 (issued on January 25, 2010)

Under the agreement, the Company will pay Claudio Sgarbi any out-of-pocket expenses plus consulting fees as follows:

$4,500 per month until May 2009;
$6,000 per month thereafter until August 2009;
$7,500 per month thereafter until November 2009; and
$9,000 per month thereafter until the agreement is terminated.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(expressed in U.S. dollars)
(unaudited)

6.  Commitments (continued)

Effective March 31, 2010, it was mutually agreed between both parties to terminate further payments of consulting fees to Claudio Sgarbi under the agreement.

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

7.  Economic Dependence

The Company relies solely upon VIQUA- a Trojan Technologies Company (formerly R-Can Environmental Inc.) (“VIQUA”), as the sole supplier of their drinking water products, ELCE International Corp. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. VIQUA and ELCE supplied the Company with 100% of the products that the Company offered and sold during the nine months ended September 30, 2010 and 2009. VIQUA, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

8.  Loan Payable

During the nine months ended September 30, 2010, the Company received a loan in the amount of $41,000. The loan is non-interest bearing, unsecured and due on demand. On August 17, 2010, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 4,100,000 Class A common shares at a fair value of $0.01 per share in consideration of the settlement of this $41,000 loan as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

9.  Convertible Notes Payable

a)
On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 5, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,645,161 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value will be accreted over the term of the convertible debenture up to its face value of $55,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,397 and $1,808, respectively.

Freshwater Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2010
(expressed in U.S. dollars)
(unaudited)

9.  Convertible Notes Payable (continued)

b)
On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,692,464 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $19,867 and $1,036, respectively

On June 22, 2010, pursuant to the terms of the May 3rd and May 18th notes, the Company agreed to reserve for future issuance 47,703,180 common shares which provides for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

c)
On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 26,785,714 common shares which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $20,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $10,000. The carrying value will be accreted over the term of the convertible debenture up to its face value of $30,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $13,618 and $513, respectively.

d)
On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 10, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The notes are convertible into shares of the Company’s common stock at a 45% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 28,291,211 common shares which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $20,455 as additional paid-in capital and reduced the carrying value of the convertible debenture to $4,545. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $5,615 and $126, respectively.

10.  Subsequent Events

a)
On October 7, 2010, the Company extended the technical environmental consulting services agreement with a consultant whereby the Company issued 5,000,000 common shares for technical environmental consulting services to be rendered over an additional six month period to June 6, 2011. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

b)	On November 8, 2010, $7,500 of the convertible note dated May 3, 2010 was converted into 2,027,027 shares of common stock in accordance with the terms of the convertible note agreement.

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

We currently offer three product lines consisting of drinking water treatment products and water activation products. The drinking water treatment products feature Sterilight branded ultra violet products that are supplied to our company by VIQUA(formerly R-Can Environmental Inc.), a manufacturer based out of Guelph, Ontario, Canada. Sterilight branded ultraviolet water treatment systems incorporate ultraviolet light energy that eradicates harmful microbiological contaminants in drinking water. Traditional disinfectant methods, such as chlorination, react with natural organic matter to produce objectionable taste and odor and also forms substances with known carcinogenic properties such as trihalomethane. Genetic components in organisms carry hereditary characteristics that are copied and transmitted from each cell of water borne contaminants such as bacteria, viruses and parasites. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy which, when absorbed by these contaminants, causes disruption of the DNA Structure of those contaminants preventing reproduction. It is the prevention of reproduction by microbial contaminants that renders ultraviolet treated water safe for human consumption. Sterilight lamps provide consistent UV output over the 9,000 hour life of the lamp and uniform temperature distribution calculated to achieve the desired levels of decontamination.

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

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals as well as improving significantly the productivity results in certain manufacturing operations and agricutural Greenhouse facilities. Our water activation products are supplied to our company by ELCE International Corp., the worldwide distributor of ELCE products. In July, 2009 ELCE International Corp. agreed to supply the Company with its own FW branded water activation technology known as FW Aqua Transformer. We order units from ELCE International Corp. which are then shipped against customer orders or shipped directly to one of our local distributors located in Argentina, Chile, Colombia, Costa Rica, Panama and Peru. FW water activation treatment systems remove rust, scale and corrosion within heating and cooling systems. Additionally, FW Aqua Transformers improve productivity in both agricultural and manufacturing operations due to the FW Aqua Transformer’s capability to reduce the size of water molecules and reduce water surface tension. The FW water activation units, which range in water flow capacity from 11 liters per minute to over 2,000 liters per minute, change water properties physically without removing or adding chemical impurities or minerals.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW Aqua Transformers.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been a significant supplier to our company for a number of years. In July 2009, we were approved for a private labelling program whereby all ELCE Activators made for our company’s rental or sale would now be labelled FW Aqua Transformers. In July 2009 we introduced a FW Aqua Transformer rental program to our distributors and, as a result, we will inventory rental units installed by our distributors at their customers. Pursuant to the joint venture agreement, ELCE International will supply its FW Aqua Transformer water units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International Corp. has compiled technical information on ELCE equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output.

The essential elements of the FW Aqua Transformer lie in the properties of its ceramic balls, hardened to 1200 degrees Centigrade. As water passes through the stainless steel chamber containing the ceramic balls, the balls rotate and rub against each other generating several forms of electrical energy which act to reduce and eliminate the accumulated rust, scale and corrosion that is caused by minerals and salts in the source water. As a result, FW water activation eliminates the conventional use and ongoing costs of continually using chemicals to clean out deposits within heating and cooling systems and results in signifcant energy savings.

In manufacturing and agricultural operations, as a result of FW Aqua Transformer activated water decreasing the surface tension of the water and reducing the water molecule size, productivity is increased in many applications.

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

To date, the cost of our water activation units compare with other methods of treating scale, rust and corrosion in heating and cooling systems and are a one time cost when compared with the never ending cost of chemicals in chemical methods of removing such water based encrustations. We have learned that industrial and commercial customers are financially able to purchase our water activation products which cost a very small amount when compared with the cost they pay for boiler and refrigeration equipment. In addition, FW Aqua Transformers are designed to maximize operational efficiency by removing rust, scale and corrosion which can increase energy costs and cause production shutdowns and reduce the equipment life of water based heating and cooling systems.

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

We believe that we can develop a distribution network by offering proven chemical free and competitively priced products to our distributors. Through our distribution network, we hope to derive recurring sales and rental revenue from sources, such as servicing potable water equipment, the sale of replacement parts, filters and other consumables. Our distribution network may enable us to offer appropriate solutions to water problems for residential and commercial customers through a combination of testing, product selection, installation, monitoring and service. We also intend to use a distribution network as a way to consider new product lines and enter new markets once a determination of potential need has been made. Distributors are required to purchase all their requirements for water treatment products from our company. As we do not manufacture our products, we are not required to invest in capital intensive infrastructure that is necessary to complete the manufacturing process. We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW Aqua Transformers.

General

The following is a discussion and analysis of our results of operation for the nine month period ended September 30, 2010 and September 30, 2009 and the year ended December 31, 2009, and the factors that could affect our future financial condition.  This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report.  Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.  All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results of Operations

Revenue

We generated revenues of $nil for the three month period ended September 30, 2010 compared to revenues of $6,500 for the three month period ended September 30, 2009 and $220 for the nine month period ended September 30, 2010 compared to revenues of $7,185 for the nine month period ended September 30, 2009.  The cost of sales for the three month period ended September 30, 2010 was $nil, compared to $nil for the three month period ended September 30, 2009 while the cost of sales was $133 for the nine month period ended September 30, 2010 compared to $166 for the nine month period ended September 30, 2009.

The 2010 revenue was generated from sales of our drinking water products while $6,900 of the 2009 revenue was from rental of our activation equipment and $285 was from sales of drinking water products.

Operating Costs and Expenses

The major components of our revenue and expenses for the three and nine month periods ended September 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended September 30, 2010 $	Three Months Ended September 30, 2009 $	Nine Months Ended September 30, 2010 $	Nine Months Ended September 30, 2009 $
Revenue	–	6,500	220	7,185

Cost of Sales	–	–	133	166

Gross Profit	–	6,500	87	7,019

Expenses
Amortization of intangible assets	86,925	56,712	257,941	152,876
Consulting	9,000	9,000	27,000	27,000
General and administrative	170,361	4,173	312,839	15,628
Imputed interest	1,860	5,225	5,664	12,426
Marketing and sales	49,517	49,004	156,357	150,007
Professional fees	13,309	3,500	61,735	35,837
Bad debts expense (recovery)	(12,350)	(1,400)	(21,050)	(40,338)
Commission Expense	–	3,250	–	3,450
Total Expenses	318,622	129,464	800,486	356,886

Net Loss From Operations	(318,622)	(122,964)	(800,399)	(349,867)
Accretion of discounts on Convertible notes	(21,687)		(27,952)
Net Loss	(340,309)		(828,351)

For the three months ended September 30, 2010, our operating expenses totalled $318,622 as compared to $129,464 for the three months ended September 30, 2009. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $86,925 for the three months ended September 30, 2010 compared with $56,712 for the three months ended September 30, 2009. Professional fees amounted to $13,309 for the three months ended September 30, 2010 as compared to $3,500 for the three months ended September 30, 2009 with the majority of the increase being attributable to legal fees incurred for the company’s convertible note financing. Marketing and sales expenses and consultants’ costs were $58,517 for the three months ended September 30, 2010 as compared to $58,004 for the three months ended September 30, 2009. This increase is due to a decrease in costs relating to our Joint Venture Agreement with ELCE International Corp. of $26,241, a decrease in travel expenses and fees for our Director of Latin America sales of $2,734, an increase due to the marketing services consulting agreement of $20,000, an increase in fees and expenses for our Agent in Colombia and Ecuador expenses of $8,870 and an increase in Central/South America travel of $618. General and administrative expenses were $170,361 during the three months ended September 30, 2010 as compared to $4,173 for the three months ended September 30, 2009. This increase is due to the Company entering into consulting service agreements during 2010 for general consulting services, research and development consulting services, web site update consulting services and environmental technical consulting services of $60,530, a public relations and shareholder communication consulting services agreement and related costs of $103,167, an increase in interest on convertible notes of $2,454 and an increase in other general and administrative costs of $37. Imputed interest on directors’ loans was $1,860 for the three months ended September 30, 2010 as compared to $5,225 for the three months ended September 30, 2009. This decrease reflects lesser amounts owing to directors in 2010. For the three months ended September 30, 2010 we recovered $12,350 of sales previously written off as compared to $1,400 for the three months ended September 30, 2009. Commission expense on rental revenue was nil for the three months ended September 30, 2010 compared to $3,250 for the three months ended September 30, 2009. Accretion of discounts on two convertible notes issued in May 2010, one convertible note issued in July 2010 and one convertible note issued in September 2010 amounted to $21,687 for the three months ended September 30, 2010 compared to nil for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, our operating expenses totalled $800,486 as compared to $356,886 for the nine months ended September 30, 2009. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $257,941 for the nine months ended September 30, 2010 compared with $152,876 for the nine months ended September 30, 2009. Professional fees amounted to $61,735 for the nine months ended September 30, 2010 as compared to $35,837 for the nine months ended September 30, 2009. Marketing and sales expenses and consultants’ costs were $183,357 for the nine months ended September 30, 2010 as compared to $177,007 for the nine months ended September 30, 2009 with the increase being due to an increase in the marketing consulting services agreement and costs of $43,763, an increase in fees and expenses for our Agent in Colombia and Ecuador expenses of $11,866 offset by a decrease in costs relating to our Joint Venture Agreement with ELCE International Corp. of $46,687, a decrease in Central/South America travel of $1,627 and a decrease in travel expenses and fees for our Director of Latin America Marketing of $965.  General and administrative expenses were $312,839 during the nine months ended September 30, 2010 as compared to $15,628 for the nine months ended September 30, 2009. This increase is due to the Company entering into consulting service agreements during 2010 for general consulting services, research and development consulting services, web site update consulting services and environmental technical consulting services of $131,417, a public relations and shareholder communication consulting services agreement and related costs of $163,948, an increase in interest on convertible notes of $3,483 offset by a decrease in other general and administrative costs of $1,637. Imputed interest on directors’ loans was $5,664 for the nine months ended September 30, 2010 as compared to $12,426 for the nine months ended September 30, 2009 due to lesser amounts owing to Directors during the nine months ended September 30, 2010 as compared to September 30, 2009.  For the nine months ended September 30, 2010 we recovered $21,050 of sales previously written off as compared to $40,338 for the nine months ended September 30, 2009. Commission expense on rental revenue was nil for the nine months ended September 30, 2010 compared to $3,450 for the nine months ended September 30, 2009. Accretion of discounts on two convertible notes issued in May 2010, one convertible note issued in July 2010 and one convertible note issued in September 2010 amounted to $27,952 for the nine months ended September 30, 2010 compared to nil for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Material Changes in Financial Condition

	September 30, 2010	December 31, 2009

Current Assets	$256,327	$124,228
Current Liabilities	296,315	212,925
Working Capital (Deficiency)	$(39,988)	$(88,697)

Total assets at September 30, 2010 were $365,928 as compared to $491,770 at December 31, 2009.

The decrease in total assets of $125,842 is attributable to the following changes:

A $134,311 increase in assets is attributable to prepaid consulting fees resulting from the issuance of common stock for one year consulting services agreements with three consultants and a six month agreement with one consultant extended to one year in October 2010 under an equity incentive plan entitled the 2010 Non-Qualified Stock Plan and a six month and a three month Public Relations and Corporate Communication Service Agreements.

A decrease in assets of $257,941 is attributable to the amortization of Intangible Assets for the nine months ended September 30, 2010 as described below:

On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the joint venture agreement with ELCE International Corp. On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement.  The fair value of the restricted shares issued was estimated to be $438,393. Under the agreement, the Company issued a final 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339. As at September 30, 2010, these shares have been presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been recorded as intangible assets as at September 30, 2010, less accumulated amortization of $580,131.

The remaining decrease in assets is due to an increase of $942 in cash and $469 in receivables while inventories decreased $3,623.

Liabilities at September 30, 2010 were $296,315 as compared to $212,925 at December 31, 2009.  The increase of $83,390 is due to an increase of $72,497 in discounted convertible notes payable and an increase of $33,224 due to our directors and officers offset by a decrease in accounts payable and accrued liabilities of $22,331.  The amounts due to our directors and officers total $140,527 and are non-interest bearing, unsecured and have no specific terms for repayment.

We had cash on hand of $1,168 and negative working capital of $39,988 as of September 30, 2010 compared to cash on hand of $226 and negative working capital of $88,697 as of December 31, 2009.  We anticipate that we will require approximately $1,000,000 to $1,400,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating.

On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 5, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,645,161 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value will be accreted over the term of the convertible debenture up to its face value of $55,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $33,396 and $1,808, respectively.

On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,692,464 common shares which provides for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $19,867 and $1,036, respectively

On June 22, 2010, pursuant to the terms of the May 3rd and May 18th notes, the Company agreed to reserve for future issuance 47,703,180 common shares which provides for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The notes are convertible into shares of the Company’s common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 26,785,714 common shares which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $20,000 as additional paid-in capital and reduced the carrying value of the convertible debenture to $10,000. The carrying value will be accreted over the term of the convertible debenture up to its face value of $30,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $13,618 and $513, respectively.

On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 10, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The notes are convertible into shares of the Company’s common stock at a 45% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 28,291,211 common shares which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $20,455 as additional paid-in capital and reduced the carrying value of the convertible debenture to $4,545. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at September 30, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $5,615 and $126, respectively.

Pursuant to the terms of the convertible notes payable, the Company agreed to reserve for future issuance 102,780,105 common shares and may be required to reserve for issuance an additional 44,405,895 common shares which provides for three or five times the amount of common shares issuable upon the full conversion of the notes as at September 30, 2010.

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

On July 21, 2010 the Company entered into an investor relations, public relations and corporate communications services agreement with Mica Capital Partners LLC commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 restricted common shares of the Company. The fair value of these restricted shares was estimated to be $18,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

On August 17, 2010, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 4,100,000 Class A common shares at a fair value of $0.01 per share in consideration of the settlement of $41,000 owing as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

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

Cash Flows

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash provided (used) in Operating Activities	$(164,282)	$(176,899)
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	165,224	177,203
Net Increase (Decrease) in Cash	$942	$304

Operating Activities

Operating activities used cash of $164,282 for the nine months ended September 30, 2010 and used cash of $176,899 for the nine months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities was $165,224 for the nine months ended September 30, 2010 and net cash provided by financing activities was $177,203 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 four convertible notes totalling $145,000 and a loan of $41,000 provided $186,000 of these financing activities offset by the net repayment of $20,776 to two directors of our company as compared to the financing activities being totally provided by two directors of our company during the nine months ended September 30, 2009.

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

In June 2010, the Company entered into a six month technical environmental consulting services agreement with a consultant whereby the Company issued 5,000,000 common shares, on June 7, 2010, for technical environmental consulting services to be rendered over a six month period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. On October 7, 2010, the Company extended the technical environmental consulting services agreement with a consultant whereby the Company issued 5,000,000 common shares for technical environmental consulting services to be rendered over an additional six month period to June 6, 2011. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

The estimated fair value of the common stock issued for the four consulting services contracts amounted to $306,500.

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

On July 21, 2010 the Company entered into a three month investor relations, public relations and corporate communications services agreement with Mica Capital Partners LLC in exchange for the issuance of 2,000,000 restricted common shares of the Company. The estimated fair value of the common stock issued for these consulting services amounted to $18,000.

On August 17, 2010, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 4,100,000 Class A common shares at a fair value of $0.01 per share in consideration of the settlement of $41,000 owing as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2010, the Company had no cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2010, the convertible notes payable of $145,000 could be converted to approximately 39,000,000 common shares.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, receivables, accounts payable, convertible notes payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

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

Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the joint venture agreement with Elce International Corp. amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the nine months ended September 30, 2010, the Company recognized $257,941 in amortization expense in relation to these assets as compared to $152,876 amortization expense for the nine months ended September 30, 2009. The Company estimates it will recognize $86,925 and $22,676 in amortization expense during the three months ended December 31, 2010 and year ended December 31, 2011, respectively.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Some of our customers or suppliers could experience serious cash flow problems due to the current economic situation. If our customers or suppliers attempt to increase their prices, pass through increased costs, alter payment terms or seek other relief, our business may suffer from decreased sales to final consumers or increased costs to us. If any of our vendors or suppliers goes out of business, we may not be able to replace them with other companies of the same quality and level of service. If the quality of our products and promptness of delivery deteriorates as a result, our revenue will likely decrease as retailers and consumers would be less likely to choose our products out of those available to them.

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

To date, we have not generated significant income from our operations and we have been dependent on sales of our equity securities and advances from directors to meet the majority of our cash requirements. From the date of inception on January 21, 2005 to September 30, 2010, we have generated $477,178 in revenue from the sale or rental of our products. As at September 30, 2010, we had cash of $1,168 and negative working capital of $39,988. We estimate that we will require between $1,000,000 and $1,400,000 to carry out our business plan for the next twelve month period. We will, in all likelihood, continue to incur operating expenses without significant revenues. Since we are still in the early stages of operating our company and because of the lack of operating history, our independent auditors’ report and Note 1 to the financial statements for the years ended December 31, 2009 and December 31, 2008 state that these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to develop our business plan, respond to competitive pressures, sign distribution agreements with distributors and respond to unanticipated requirements or expenses. If we are not able to obtain adequate financing or generate significant revenues from the sale of our products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

As of September 30, 2010, we had total liabilities of $296,315, $140,527 of which was due to related parties.  Our liabilities are substantial relative to our current assets, which were $256,327 as of September 30, 2010, and could adversely affect our financial condition and make it more difficult for us to satisfy our obligations with respect to our creditors.  If we are unable to pay our debts as they come due, we will be insolvent and investors will lose all of their investment in our company.  Our substantial liabilities and lack of cash could also have other negative effects, including:

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

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	place us in a competitive disadvantage compared to our competitors that have fewer liabilities.

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

We sell drinking water treatment products and water activation products. Our two suppliers of drinking water products, VIQUA (formerlyR-Can Environmental Inc.) of Guelph, Ontario, Canada, and Ozocan Corporation of Toronto, Ontario, Canada supplied our company with all of our drinking water treatment products that our company sold during the years ended December 31, 2009 and December 31, 2008 and the nine months ended September 30, 2010. Similarly, our sole supplier of water activation products, ELCE International Corp., is the manufacturer and supplier of our FW water activation units. We order units from ELCE International that are shipped to our warehouse facility for reshipment or directly to countries where our distributors are located. ELCE International supplied our company with all of our water activation products that our company sold during the year ended December 31, 2009 and December 31, 2008 and the nine months ended September 30, 2010. Our three suppliers manufacture their respective products and develop the technologies within such products. In addition, these suppliers also supply similar products from other manufacturers. During the years ended December 31, 2009 and December 31,2008 and the nine months ended September 30, 2010, VIQUA supplied our company with products from some components from outside suppliers but all VIQUA products are assembled and shipped from their Guelph, Ontario, Canada manufacturing facility. A significant decline in our suppliers’ financial condition, a material rise in the cost of their prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with VIQUA, Ozocan Corporation or ELCE International Corp. deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by such suppliers, our results of operations could be adversely affected.

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Although all three of our directors and officers are involved in other business activities, as a development stage company, we are able to manage the current level of business with our three officers, our relationship with local distributors and the technical assistance of our three product suppliers, VIQUA, Ozocan Corporation and ELCE International as well as local accounting and technical support services, our Senior Operations consultant, our Latin American Director of Sales, our Southern Colombian sales agents, our marketing services consultant, our technical environmental consultant and our web development consultant. At present, Max Weissengruber, our President and director, spends approximately 30 hours per week, or 80%, of his business time on the management of our company. D. Brian Robertson, our Chief Financial Officer, Vice-President of Sales and director, spends approximately 50 hours per week, or 90%, of his business time on the management of our company and Douglas R. Robertson, our Secretary and director, spends approximately 4 hours per week, or 10%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Weissengruber, Mr. B. Robertson and Mr. D. Robertson may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of our directors’ and officers’ other business interests.

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

Our directors, officers and insiders, in the aggregate, beneficially own approximately 61% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and insiders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 400,000,000 common shares, including 100,000,000 Series B common shares which have equal rights and preferences as our common shares. As of November 8, 2010, there were 207,247,027 common shares issued and outstanding and no Series B common shares issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

ITEM 3.  QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, that occurred during the nine months ended September30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

During the nine months ended September 30, 2010, we received a loan in the amount of $41,000. The loan is non-interest bearing, unsecured and due on demand. On August 17, 2010, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 4,100,000 Class A common shares at a fair value of $0.01 per share in consideration of the settlement of $41,000 owing.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-laws
10.1(1)	Supplier Agreement with ELCE International dated August 18, 2001
10.2(1)	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005
10.3(1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4(1)	Distribution Agreement with JEUFI International, SA dated June 22, 2005
10.5(1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6(1)	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson
10.7(1)	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson
10.8(1)	Agreement with Max Weissengruber dated January 1, 2006.
10.9(2)	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008
10.10(3)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008
10.11(4)	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009
10.12(5)	Form of Debt Settlement Agreement
10.13(6)	Securities Purchase Agreement dated May 5, 2010 with Asher Enterprises, Inc.
10.14(6)	Convertible Note dated May 5, 2010
10.15(7)	Agreement dated May 5, 2010 with Equititrend Advisors, LLC
10.16(8)	Securities Purchase Agreement dated May 18, 2010 with Asher Enterprises, Inc.
10.17(8)	Convertible Note dated May 18, 2010
10.18(9)	Securities Purchase Agreement dated July 14, 2010 with Asher Enterprises Inc.
10.19(9)	Convertible Note dated July 14, 2010
10.20(10)	Service Agreement dated July 21, 2010 with Mica Capital Partners LLC
10.21(11)	Securities Purchase Agreement dated September 7, 2010 with Asher Enterprises Inc.
10.22(11)	Convertible Note dated September 7, 2010
10.23(12)	Form of Debt Settlement Agreement
10.24(13)	Consulting Agreement dated January 11, 2010 with Michael Borrelli
10.25(13)	Consulting Agreement dated February 22, 2010 with Nand Shankar
10.26(13)	Consulting Agreement dated February 22, 2010 with Marina Ricci
10.27(13)	Consulting Agreement dated June 7, 2010 with Graham Linttell
10.28(13)	Extension Agreement dated October 7, 2010 to Consulting Agreement dated June 7, 2010 with Graham Linttell
31.1*	Certification of Max Weissengruber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of D. Brian Robertson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Max Weissengruber pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of D. Brian Robertson pursuant Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on October 16, 2008.
(3)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
(4)	Filed as an exhibit to our Form 8-K filed on February 10, 2009.
(5)	Filed as an exhibit to our Form 10-Q filed on November 16, 2009.
(6)	Filed as an exhibit to our Form 8-K filed on May 11, 2010.
(7)	Filed as an exhibit to our Form 8-K filed on May 12, 2010.
(8)	Filed as an exhibit to our Form 8-K filed on May 25, 2010.
(9)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10970146).
(10)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10971361).
(11)	Filed as an exhibit to our Form 8-K filed on September 10, 2010.
(12)	Filed as an exhibit to our Form 8-K filed on October 19, 2010.
(13)	Filed as an exhibit to our Form 8-K filed on October 26, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

Date: November 8, 2010	By:	/s/Max Weissengruber
Max Weissengruber
President and Director (Principal Executive Officer)

Date: November 8, 2010	By:	/s/D. Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer Vice-President of Sales and Director (Principal Accounting Officer and Principal Financial Officer)