Form 10-K
period 2010-12-31
Freshwater Technologies Inc.
filed 2011-04-15
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-53871

FRESHWATER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0508360
State or jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
(Address of principal executive offices) (Zip Code)

(416) 490-0254
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $104,127

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock 243,322,063 shares as of April 14, 2011

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

Summary of Current Business

We are a distributor of water treatment products to local distributors and retailers for industrial, manufacturing productivity, agricultural, commercial and household applications. Max Weissengruber, President is responsible for day-to-day business operations with specific responsibilities for marketing communications, website maintenance, investor relations and liaison with regulatory agencies. Brian Robertson, Chief Financial Officer is responsible for budgeting, treasury and comptroller functions. He also fills the specific role of Vice President of Sales, local distributor relations, training and sales support. Douglas Robertson, Secretary maintains corporate records and documentation of business decisions. These officers and directors are capable of managing our current level of business much of which is conducted by our local distributors and supported by our Vice President of Sales, our Director of Marketing for Latin America and our Southern Colombian sales agents.

We currently offer three product lines consisting of drinking water treatment products and water activation products. The drinking water treatment products feature Sterilight branded ultra violet products that are supplied to us by VIQUA, a manufacturer based out of Guelph, Ontario, Canada. Sterilight branded ultraviolet water treatment systems incorporate ultraviolet light energy that eradicates harmful microbiological contaminants in drinking water.Traditional disinfectant methods, such as chlorination, react with natural organic matter to produce objectionable taste and odor and also forms substances with known carcinogenic properties such as trihalomethane. Genetic components in organisms carry hereditary characteristics that are copied and transmitted from each cell of water borne contaminants such as bacteria, viruses and parasites. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy which, when absorbed by these contaminants, causes disruption of the DNA Structure of those contaminants preventing reproduction. It is the prevention of reproduction by microbial contaminants that renders ultraviolet treated water safe for human consumption. Sterilight lamps provide consistent UV output over the 9,000 hour life of the lamp and uniform temperature distribution calculated to achieve the desired levels of decontamination.

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

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals as well as improving significantly the productivity results in certain manufacturing operations and agricutural Greenhouse facilities. Our water activation products are supplied by ELCE International Corp. In July, 2009 ELCE International Corp. agreed to supply us with its own FW branded water activation technology known as FW Aqua Transformer. We order units from ELCE International Corp. which are then shipped against customer orders or shipped directly to one of our local distributors located in Argentina, Chile, Colombia, Costa Rica, Panama and Peru. FW water activation treatment systems remove rust, scale and corrosion within heating and cooling systems. Additionally, FW Aqua Transformers improve productivity in both agricultural and manufacturing operations due to the FW Aqua Transformer’s capability to reduce the number of clusters in water molecules and reduce water surface tension. The FW Aqua Transformer units, which range in water flow capacity from 11 liters per minute to over 2,000 liters per minute, change water properties physically without removing or adding chemical impurities or minerals.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW Aqua Transformers.

In January 2009, we signed a Joint Venture Agreement with ELCE International Corp., the company who has been our significant supplier for a number of years. In July 2009, we were approved for a private labelling program whereby all Water Activators made for our  rental or sale would now be labelled FW Aqua Transformers. In July, we introduced a FW Aqua Transformer rental program to our distributors and, as a result, we will inventory rental units installed by our distributors at their customers. Pursuant to the joint venture agreement, ELCE International will supply its FW Aqua Transformer units at manufacturer’s cost to Freshwater and will participate with Freshwater to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE International Corp. has compiled technical information on Activator equipment installed world-wide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output. The Joint Venture Agreement with ELCE International expired on January 25th, 2011but both companies have verbally agreed to work together in advancing the Water Activation products and will pursue a formal contract during 2011.

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

In manufacturing and agricultural operations, as a result of FW activated water decreasing the surface tension of the water and reducing the number of clusters in a water molecule, productivity is increased in many applications.

Although our Joint Venture Agreement with ELCE International Corp. expired on January 25, 2011, we continue to work with ELCE International Corp. under a verbal non-exclusive distribution agreement. We have formalized our relationship with VIQUA and Ozocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

Currently, we market our products through local distributors and agents in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. These specific markets were selected because we have the ability to conduct business in Spanish and have been able to enter into business relationships with firms and individuals with existing commercial customers and the technical resources to sell, install and service our products. In addition, Central and South America are areas where the depth and breadth of competitive products is not as intense as other more developed markets such as North America and Europe. All of our product lines are chemical free technologies which are gaining more and more support by the general public and increased regulatory attention. Once we have secured the interest of potential local distributors, our Vice President of Sales and/or our Director of Marketing and Sales for Latin America visits the country in question to determine if the potential local partner has an existing business with the required technical capability to represent our products. Our initial focus is in the water activation products area since we do have available activators for the boiler and refrigeration/cooling products already sold by local distributors and are testing activators in the manufacturing and agricutural areas. Once an agreement is signed, our Vice President of Sales or Director of Latin American Marketing delivers on site training programs for each local distributor and regularly accompanies local partners on sales presentations to answer questions and provide technical support. We receive ongoing product and technical support from ELCE International which is usually provided in Spanish. Communication with local distributors is maintained on a regular basis with quick responses to questions or inquiries from our distributors.

As a marketing initiative, we also offer training and technical information to local distributors, through our Director of Latin American Marketing, who may then pass on such knowledge and information to the end-user. Our primary objective in the short-to-medium term is to establish an initial customer base in every market we enter. We have found that if potential customers can see our products in a nearby location and talk with the owner of our products, that third party support is critical in growing our business. As a result of the specific definition of our target markets and the fact that we are in the development stage of operations, we have focused on the development of distribution alliances as the preferred means of business development. We intend to leverage external resources provided by our local distributors and satisfied customers to minimize overhead and to seek market development by tapping into existing client pools of distributors. These arrangements may take the form of a distribution agreement, joint venture or partnership agreement.  We believe that without well-established, reputable local partners, it is difficult to manage the language, culture and business practices of foreign territories.

To date, the cost of our FW Aqua Transformers compare with other methods of treating scale, rust and corrosion in heating and cooling systems and are a one time cost when compared with the never ending cost of chemicals in chemical methods of removing such water based encrustations. We have learned that industrial and commercial customers are financially able to purchase our water activation products which cost a very small amount when compared with the cost they pay for boiler and refrigeration equipment. In addition, FW Aqua Transformers are designed to maximize operational efficiency by removing rust, scale and corrosion which can increase energy costs and cause production shutdowns and reduce the equipment life of water based heating and cooling systems.

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

We believe that we can develop a distribution network by offering proven chemical free and competitively priced products to our distributors. Through our distribution network, we hope to derive recurring sales and rental revenue from sources, such as servicing potable water equipment, the sale of replacement parts, filters and other consumables. Our distribution network may enable us to offer appropriate solutions to water problems for residential and commercial customers through a combination of testing, product selection, installation, monitoring and service. We also intend to use a distribution network as a way to consider new product lines and enter new markets once a determination of potential need has been made. Distributors are requested to purchase all their requirements for water treatment products from us. As we do not manufacture our products, we are not required to invest in capital intensive infrastructure that is necessary to complete the manufacturing process. We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW Aqua Transformers.

Environmental Compatibility

We represent 3 water treatment suppliers all on a non-exclusive basis and sells water treatment products through distributors and agents.

The most significant competitive business condition in both the drinking water and scale elimination water treatment industry sectors in which we operate is the ever increasing degree of environmental protection requirements imposed on suppliers of water treatment products. Growing public and governmental concerns over the introduction of potentially harmful materials into surface and groundwater supplies has resulted in increasingly stringent product performance requirements and methods of treatment for both drinking water and industrial/commercial water treatment applications.

The US Office of Technology Policy has clearly identified the fact that water treatment products must match and comply with emerging environmental regulations.

Drinking Water Equipment Competition

Ultra Violet water treatment is a widely accepted chemical free disinfection system which effecvtively destroys microbial contaminants without adding any harmful substances to water supplies eliminating the possibility of any harmful by products created during the disinfection process. Viqua, our UV supplier, is a major international supplier of a wide range of ultra violet drinking water products. Viqua UV disinfection systems clearly are competitive and effectively meet the critical business condition of environmentally compatible treatment processes.

Other drinking water technologies include chlorine based technology, which faces increased regulatory scrutiny due to its use of harsh chemicals and various filtration methods including reverse osmosis which are also chemical free. Buying decisions are based on price competitiveness as well as established distribution capabilities to provide local sales and service capabilities.

We also represent Ozocan Ltd., an international designer of ozone drinking water treatment systems with installations around the world. Like ultra violet disinfection, ozone is a chemical free disinfection system that is 52% stronger than chlorine and has been shown to be effective over a much wider spectrum of microorganisms than chlorine and other disinfectant agents. Ozone, unlike other chemically-based disinfectants, leaves no chemical residue in water courses and kills microorganisms through oxidizing their cell membranes efficiently and in a relatively short time period. Ozocan provides both customized as well as standardized production models and provides both installation and servicing of its treatment systems with performance requirement specifically tailored to the overall regulatory and water supply conditions for each application. Ozocan is able to compete internationally both on environmental safety, price and specific performance treatment for each specific installation site.

Non-Drinking Water Products Competition

Our  major competitive product is the FWAqua Transformer, a non chemical treatment using water activation to eliminate the accumulation of scale, rust and corrosion, caused by minerals found in most water supplies, in heating and cooling systems found in a wide range of industrial, commercial and institutional applications. FW Aqua Transformers operate by the introduction of water through a stainless steel cylinder containing highly hardened ceramic balls. The action of the water agitates the ceramic balls producing several forms of electricity which work to reduce and eliminate the encrustations formed in heating and cooling systems. FW Aqua Transformers are replacing the use of harsh chemicals which traditionally have been used to reduce encrustations only to have new formations which have to once again be treated with harsh chemicals, the residue of which find their way into water supplies. FWAqua Transformers change the physical properties of treated water by reducing the number of clusters in water molecules and surface tension of the water with no chemical changes to the water. Competitors in the heating and cooling water treatment sectors include chemical treatment methods which are effective but discharge dangerous chemicals to water supplies on a regular basis.There are also several  magnetic based treatment technologies which are chemical free but which are generally more expensive both in terms of the equipment itself and the cost of electrical power too operate the magnetized units. FW water activation is, to the best of our knowledge, the only commercially available water treatment technology that uses the flow of water over hardened ceramic beads to create electrical forces that remove and eliminate rust, scale and corrosion in heating and cooling systems. Equipment payback is often in less than two years and the product carries a ten year manufacturer’s guarantee whereas chemical treatment and magnetic technologies have ongoing costs for either chemicals or electrical consumption.

All three of our water treatment systems effectively meet the important environmental compatibility business condition governing world wide water treatment business. Viqua, Ozocan and FWAqua Transformers are all chemical free systems that introduce no harmful contaminants into water courses and meet international regulations for water treatment and permit us to compete in international water treatment markets providing products that provide effective treatment solutions in an environmentally friendly manner.

Price Competitiveness

The water treatment industry is characterized by a large number of both large and smaller suppliers with consumer decisions often based as much on price as well as performance. Systems supplied to industrial, commercial and industrial customers do dwell more heavily on detailed technical requirements with price still being a factor but not as dominant as in the case of individual consumers.

Drinking Water Systems

Given the large number of competing technologies such as chlorine, ultra violet, ozonation, reverse osmosis and various filtration methods and the many individual suppliers, price competiveness is an important customer criterion. Both Viqua and Ozocan offer products that are competitive with similar competing technologies and success is determined by how well we provide customers with convincing benefits that meet customer performance expectations and price parameters.

Industrial Commercial Systems

FWAqua Transformers successfully compete with traditional purveyors of chemical treatment for removal of scale, rust and corrosion in heating and cooling applications. We offer a ten-year manufacturer’s guarantee and minimal maintenance. Chemical competitors have to continually provide chemicals over the same ten-year period whereas FWAqua Transformers often can result in full payback in less than two years. Furthermore, our solution reduces energy consumption; another cost savings for Freshwater customers that allow for significant pricing benefits to be offered by us.

In regards to the crucial issue of being price competitive, we are able to effectively compete in the highly competitive drinking water market and may have a pricing advantage over chemical-based competitors in the industrial/commercial marketplace once comparisons of the ten-year cost of chemical treatments are made with the ten-year manufacturers’ guarantee.

After Sales Service

Given the importance of both safe drinking water and efficient heating and cooling systems, customers are concerned that their water treatment suppliers are readily available to provide advice, replacement parts, trouble shooting and regular maintenance. Service responsiveness is a critical competitive business condition especially given the detailed technical considerations involved in many water treatment installations.

Suppliers of water treatment solutions who are readily accessible to their customer base are in a better position to provide the kind of service responsiveness that customers are seeking.

When a customer proposal is prepared, we try to incorporate a service-related element in its pricing strategy, especially for larger, more complex industrial, commercial and institutional customers. Our distribution network concentrates on serving customers in their immediate geographical areas and is readily available to respond to any customer concerns. If there are detailed technical matters involved, we consult with each of our three equipment suppliers to obtain the advice and solutions required for its potential, as well as existing, customers. Our local sales and technical consultants who deal with our larger, more complex installations make regular visits to monitor operations and ongoing contact to support our customers.

Ongoing Research and Development Activities

In order to compete with the large number of players in the water treatment industry, water treatment suppliers cannot afford to stand still in terms of product design and performance enhancements. Given the increasing regulation over more and more contaminants and higher performance expectations required both by regulatory agencies and individual customers, industry players must be able to devote sufficient resources to keep abreast of regulatory requirements, general advancements in water treatment technology and what they can learn from the operational concerns of their own customers.

We are fortunate in that all three of our equipment suppliers devote significant resources and efforts to upgrade performance of their respective product lines. This may involve consultation with university and technical institutions, access to the significant body of scientific and technical information, technical personnel attached to regulatory and governmental agencies as well as a company’s reliance on its own sales and technical personnel who have regular contact with customer issues and concerns.

Our corporate personnel maintain close contact with its distribution network and personnel to review and provide ongoing technical and product information and solutions.

Drinking Water Products

We represent a wide range of ultraviolet drinking water products, all of which are provided to us by VIQUA, pursuant to our non-exclusive distribution agreement. VIQUA manufactures all products in Ontario, Canada. All of the drinking water products that we distribute incorporate ultraviolet technology to sterilize and clean drinking water. Ultraviolet disinfection is a well-established, economical and chemical free process that offers a 99.9% reduction in bacteria, parasites and viruses in drinking water. Ultraviolet technology imparts no chemical residues to the water supply and management believes the technology represents the most simple and cost-effective way to treat drinking water supplies. Water is treated as it passes through a chamber where it is exposed to ultraviolet radiation. The VIQUA Sterilight disinfection lamps emit a powerful light energy which, when absorbed by contaminants such as bacteria, viruses and parasites, causes the disruption of the DNA structure of the contaminants preventing reproduction of the fixed genetic components or unique characteristics of each microbial contaminant. The prevention of reproduction of contaminants is what renders ultra violet treated water safe for human consumption.

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

Water Activation Products

We currently can supply approximately 15 different sizes of FWAqua Transformers, all of which are manufactured and supplied to us by ELCE International Corp. ELCE International Corp. manufactures all products and ships such products to us upon request or directly to our distributors.

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

Our FW water activation products process water physically without removing or adding chemical impurities. The device is able to remove the mineral and salt buildup by passing water over hardened ceramic balls inside a stainless steel container. As the water passes through and around the ceramic balls, several types of electrical energies are created.  The activated water resulting from these electrical energies causes a gradual erosion of the accumulations of solid materials inside the water system. After a period of several months, depending upon the amount of accumulation, the water system is cleansed and future accumulation of minerals and salts is prevented. The accumulated material is broken down into very tiny pieces which are purged from the systems, with larger forms of residue captured by bag filters and, in the case of boilers, there are scheduled shutdown periods when accumulated material is cleaned out from the bottom of the boiler. Once existing deposits are removed, FWAqua Transformers’ activation process prevents the deposition of any new deposits in the equipment.

All FWAqua Transformers are similar in design. A stainless steel cylinder contains a precisely defined number of highly hardened ceramic balls to a certain height within the stainless steel chamber. Activators range from units with a flow capacity of 13 liters per minute, weighing 5 kilograms to large Activators with a flow capacity of over 2,100 liters per minute, weighing over 1,300 kilograms standing 2,200 millimeters high.

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

Water Activation

We choose to market our water activation products to local distributors who already supply boiler and refrigeration equipment to commercial and industrial customers. In addition to selling original boiler and refrigeration equipment, our local distributors also may have service contracts to maintain equipment. Our local partners are now converting some of their customers to water activation equipment replacing the ongoing cost of purchasing, storing and handling of chemicals which also introduce potentially hazardous materials into the environment. Customers may either purchase our products outright or lease such products if they wish to remove accumulated buildup in their water systems. For production uses for manufacturing and agricultural customers, we are currently marketing the water activator through our agents.

Training and Technical Information

We provide local distributors with a variety of services, including initial training and product familiarization as well as ongoing education and technical assistance in each country where we operate. We offer regular bi monthly on site management, sales, installation and service support. We realize the importance of working directly in person with our local distributors. In addition, we maintain a system of weekly contact with each distributor plus 2-5 country visits each year. We also update technical and product information on our website as well as assist local distributors in the preparation of sales proposals and often participate directly in making sales calls and sales presentations with our local distributors. We do not charge the local distributors for our training and technical information or related services.

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

Technology

All technologies utilized within our products have either been developed or sourced and tested by our sole suppliers, ELCE International Corp., VIQUA and Ozocan Corporation. The principal technologies utilized in our drinking water products are ultraviolet sterilization techniques widely recognized as an effective and affordable chemical free water treatment technology that meets NSF/EPA drinking water standards for ultraviolet systems and exceeds U.S. Public Health Standards. Standard 55 A for ultraviolet treatment systems certifies equipment that can provide safe drinking water from water supplies containing microbial contaminants harmful to human health. VIQUA’s ultraviolet products sold by Freshwater Technologies have received NSF certification under Standard 55A.

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

The principal technologies utilized in our water activation products are electrolytic fluidization with the use of special ceramic materials. The friction caused by water flowing around the ceramic balls generates several types of electrical energies. The inventor of water activation units, has provided the following summary of some of the technologies used in their water activation units:

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

Intellectual Property

We do not currently own any intellectual property other than our registered domain name of www.freshwatertechnologies.ca, which we have the right to renew every two years.

Research and Development

We do not carry out any independent research and development of our drinking water products. All research and development is carried out by VIQUA and Ozocan Corporation in regards to our drinking water products.

Currently, we are testing our FWAqua Transformer on agicultural applications in Colombia.  All other research and development is carried out by ELCE International Corp. in regards to our water activation products.

Warranty

ELCE International Corp. provides a 10 year replacement guarantee on its water activation units provided the unit is installed according to manufacturer’s specifications. VIQUA’s Sterilight systems carry a 7 year warranty on the stainless steel reactor chamber, a 1 year warranty on UV lamps and monitor probes, and a 5 year pro rated warranty on all other components.

Government Approval

Neither our company nor our company’s products or services are regulated by governments in any of our markets and no permits specific to our industry are required in order for us to operate or to sell our products and services. VIQUA has received NSF approval for meeting ultraviolet drinking water standards which are generally higher than standards in the countries where we sell ultraviolet products. Some jurisdictions, like the EPA in the United States, have developed drinking water standards which can be achieved with a variety of technologies but not with direct regulation of such devices themselves.

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

Employees

We are currently operated by Max Weissengruber as our President, D. Brian Robertson as our Treasurer, Chief Financial Officer and Vice-President of Sales and Douglas R. Robertson as our Secretary. We also have a Senior Operations consultant, a Director of Marketing and Sales for Latin America, two sales agents in Colombia, a marketing services consultant and a web development consultant. As a development stage company, we are currently able to manage our business with these consulting personnel. We rely extensively on our local distributors supported by our Vice President of Sales and Director of Latin America Sales to generate sales of our products. We also receive technical support from our three product suppliers VIQUA, Ozocan Corp. and ELCE International. We also retain the technical services of Graham Linttell for shipping and installation assistance. Periodically, we may periodically hire independent contractors to execute our marketing, sales, and business development functions. We may hire employees when circumstances warrant. If it does become necessary, we intend to carry out any such hiring on a contract basis.

Summary of Proposed New Business

On March 7, 2011, we entered into a letter of intent with Agent155 Media Corp. of New York, New York (“Agent155”) regarding the acquisition of Agent155 in a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code. Agent155 offers models, performers, artists, athletes, musicians, filmmakers and agencies a multimedia content management solution, providing a collaborative forum for the creative world to network and develop. It provides talent agencies, agents, producers, directors, and recording companies a one-stop location to search and view the profiles and work of emerging talent. Through Agent155, we plan to produce films, music tours, commercials and various events using talent exclusively from Agent155.

Subsequent to the closing of the proposed acquisition, our business will focus on providing an affordable, high-quality online presence for the global artistic and athletic communities. We intend to stream and redistribute member content through media channels such as television, radio, film, Internet and print. Our mission will be to make this opportunity for exposure, collaboration and networking accessible to everyone, worldwide.

The proposed acquisition of Agent155 will require our shareholders to approve the following actions:

●	a 1,000 to 1 reverse split of our common shares;

●	a change of our name to “Agent155 Media Corp.”;

●	the issuance of 100,000,000 of restricted common shares to Christopher Martinez, President of Agent155, in exchange for the assets and business of Agent155;

●	the filing of a Form S-8 registration statement;

●	the sale of our water business assets, business and corporate name to Max Weissengruber, President and Brian Robertson, Chief Financial Officer in consideration of $115,823;

●	consulting contracts with Max Weissengruber, Brian Robertson, Claudio Sgarbi and Michael Borrelli to issue common shares to these individuals under the Form S-8 registration statement; and

●	the issuance of certain restricted common shares to three individuals.

Pursuant to the letter of intent, Agent155 will become responsible for certain our liabilities as follows:

●	the payment of our outstanding convertible note payable, plus interest, will be negotiated with our creditor by Agent155;

●	our accounts payable will be paid by Agent155 within 30 days of the closing of the acquisition; and

●	the amounts owing to our directors will be settled by the payment of $83,797 to those individuals.

At or prior to the closing of the acquisition, all of our directors and officers will resign from their respective positions and Christopher Martinez, President of Agent155, will become our President, CEO and sole director.  Additional members of our Board of Directors will be determined at a later date.

Following the closing of the acquisition, we anticipate that we will generate multiple revenue streams from the following:

●	our self-advertising platform, through which members will be able to set their own daily budget (similar to Google Adwords and Facebook);

●	Agent155 Films, through which we will acquire films from members and redistribute, produce and market those films;

●	the online sale of music by our musician members, from which we anticipate receiving 30% of the proceeds;

●	the sale and/or rental of members by their films online, from which we anticipate receiving 30% of the proceeds; and

●	the sale of artwork, paintings, sculptures, jewellery, etc. online by our artist members, from which we anticipate receiving 30% of the proceeds.

The completion of the transactions contemplated by the letter of intent, including the closing of the acquisition of Agent155, is subject to continued due diligence by both Agent155 and us, as well as the negotiation and execution of a final acquisition agreement. We cannot guarantee that we will successfully complete any of the transactions described in the letter of intent.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our executive and head office is located at Suite 200, 30 Denver Crescent, Toronto, Ontario, Canada, M2J 1G8. This 150 square foot office is provided by Max Weissengruber at no cost to us. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	Bid High	Bid Low
12/31/2010	$0.010	$0.0016
09/30/2010	$0.0117	$0.004
06/30/2010	$0.055	$0.009
03/31/2010	$0.065	$0.014
12/31/2009	$0.017	$0.015
09/30/2009	$0.025	$0.02
06/30/2009	$0.055	$0.04
03/31/2009	$0.08	$0.03

On April 14, 2011 the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.001.

Transfer Agent

Our common shares are issued in registered form.  The registrar and transfer agent for our common shares is Signature Stock Transfer Inc. of 2632 Coachlight Court Plano, Texas, 75093 (Phone: (972) 612-4120, Fax: (972) 612-4122).

Holders of Common Stock

As of March 31, 2011, there were approximately 35 registered holders of record of our common stock. As of such date 243,322,063 common shares were issued and outstanding.

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

Securities Authorized for Issuance UnderEquity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2010:

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

2010 Non-Qualified Stock Plan

On January 20, 2010, we adopted an equity incentive plan entitled the 2010 Non-Qualified Stock Plan. The purpose of the 2010 stock plan is to secure for us and our stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, our company who are expected to contribute to our future growth and success. Our board of directors administers the 2010 stock plan and may grant up to 25,000,000 shares of our common stock pursuant to the 2010 stock plan. On January 26, 2010, we filed a registration statement on Form S-8 to register a total of 25,000,000 shares of our common stock which may be issued under the 2010 stock plan.

In January 2010, we entered into a one year business consulting services agreement whereby we issued 6,000,000 common shares, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 stock plan registered on Form S-8 filed on January 26, 2010.

On February 22, 2010, we entered into a one year web development consulting services agreement whereby we issued 3,000,000 common shares for web development consulting services to be rendered over a one year period. The shares were issued under the 2010 stock plan registered on Form S-8 filed on January 26, 2010.

On February 22, 2010, we entered into a one year marketing consulting services agreement whereby we issued 4,000,000 common shares for marketing consulting services to be rendered over a one year period. The shares were issued under the 2010 stock plan registered on Form S-8 filed on January 26, 2010.

On June 7, 2010, we entered into a technical environmental consulting services agreement whereby we issued 5,000,000 common shares for technical environmental consulting services to be rendered over a six month period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

On October 7, 2010, we extended our technical environmental consulting services agreement whereby we issued 5,000,000 common shares for technical environmental consulting services to be rendered over a six month period commencing December 7, 2010. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fourth quarter of our fiscal year ended December 31, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K, with the exception of the following:

On November 8, 2010, $7,500 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 2,027,027 common shares in accordance with the terms of the convertible note agreement.

On January 3, 2011, $10,000 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 9,090,909 common shares in accordance with the terms of the convertible note agreement.

On February 7, 2011, $8,000 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 8,888,889 common shares in accordance with the terms of the convertible note agreement.

On March 3, 2011, $4,500 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 6,428,571 common shares in accordance with the terms of the convertible note agreement.

On March 11, 2011, $7,000 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 11,666,667 common shares in accordance with the terms of the convertible note agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and December 31, 2009 and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the Period from January 21, 2005 (date of inception) to December 31, 2010

The financial statements have been restated to reflect the operations of Freshwater Technologies, Inc. from the date of its inception, January 21, 2005. During the period from January 21, 2005 (date of inception) to December 31, 2010, we generated $477,307 in revenue. This revenue was generated from sales of both our drinking water products and water activation products with the majority or 98% of the sales consisting of ELCE International Corp. water activation units in Peru, Panama and Costa Rica. The cost of sales on these orders was $214,999 resulting in a gross profit of 55%.

During the period from January 21, 2005 to December 31, 2010, our operating expenses totaled $2,909,070. Amotization of intangible assets was $667,056; consulting costs were $283,000; general and administrative expenses were $550,703; marketing and sales expenses and consulting expenses totaled $688,051; and professional fees were $258,646. Imputed interest, on Director’s loans, totaled $115,186 and commission expense on water activation equipment rentals amounted to $5,900. A provision in the amount of $340,528 was made for sales that were deemed to be uncollectable net of recoveries to December 31, 2010 as these sales were in excess of one year old. We recorded a gain on settlement of debt in the amount of $99,709 and an accretion of discounts on convertible notes payable in the amount of $59,452.

We reported a net loss of $2,606,505 for the period from date of inception to December 31, 2010.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

During the year ended December 31, 2010, we generated $349 in sales revenue compared with $15,159 for the year ended December 31, 2009. The decrease in sales is a result of less volume of sales due to stiffer competition. Cost of sales for the year ended December 31, 2010 was $181 or 52% of sales as compared with cost of sales of $546 for comparable drinking water equipment sales or 62% of sales for the year ended December 31, 2009. The balance of our sales for the 2009 fiscal year of $14,275 represented sales and rentals of water activation equipment previously written off. For the year ended December 31, 2010 our gross profit was 48% of sales of drinking water equipment compared with gross profit of 38% of sales during the year ended December 31, 2009.

During the year ended December 31, 2010, our operating expenses totalled $1,051,171 as compared to $604,991 for the year ended December 31, 2009. Amortization of intangible assets representing costs incurred to acquire product distribution rights under the joint venture agreement with ELCE International Corp. amounted to $344,866 for the year ended December 31, 2010 compared with $322,190 for the year ended December 31, 2009. Professional fees amounted to $70,408 for the year ended December 31, 2010 as compared to $45,786 for the year ended December 31, 2009 with the main increases being attributable to legal fees incurred for our convertible note financing and increased legal and accounting fees. Marketing and sales expenses and consultants’ costs were $237,591 for the year ended December 31, 2010 as compared to $242,913 for the year ended December 31, 2009. This decrease is due to a decrease in costs relating to our Joint Venture Agreement with ELCE International Corp. of $67,936, a decrease in travel expenses and fees for our Director of Latin America sales of $6,430, an increase due to the marketing services consulting agreement of $68,109, a decrease in fees and expenses for our Agent in Colombia of $1,855 and an increase in Central/South America travel of $2,790. General and administrative expenses were $414,891 during the year ended December 31, 2010 as compared to $22,577 for the year ended December 31, 2009. This increase is due to our entering into consulting service agreements during 2010 for general consulting services, research and development consulting services, web site update consulting services and environmental technical consulting services of $188,376, public relations and shareholder communication consulting services agreements and related costs of $199,850, an increase in interest on convertible notes of $6,319 offset by a decrease in other general and administrative costs of $2,231. Imputed interest on directors’ loans was $7,965 for the year ended December 31, 2010 as compared to $9,163 for the year ended December 31, 2009. This decrease reflects lesser amounts owing to directors during 2010. For the year ended December 31, 2010 we recovered $24,550 of sales previously written off as compared to $43,538 for the year ended December 31, 2009. Commission expense on rental revenue was nil for the year ended December 31, 2010 compared to $5,900 for the year ended December 31, 2009. Accretion of discounts on two convertible notes issued in May 2010, one convertible note issued in July 2010 and one convertible note issued in September 2010 amounted to $59,452 for the year ended December 31, 2010 compared to nil for the year ended December 31, 2009. During the year ended December 31, 2010 we recorded no gain on settlement of debt as compared to $97,709 for the year ended December 31, 2009.

We reported a net loss of $1,110,455 for the year ended December 31, 2010 as compared to a net loss of $492,669 for the year ended December 31, 2009.

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

We have incurred operating losses since inception, and this is likely to continue into the year ending December 31, 2011. Management projects that we may require an additional $1,000,000 to $1,400,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures
Marketing	$400,000 - 500,000
General and Administrative	$50,000 - 75,000
Legal and Accounting	$50,000 - 75,000
Working capital	$400,000 - 600,000
Repayment of Directors’ Advances	$100,000 - 150,000
Total	$1,000,000 - 1,400,000

Our cash on hand as at December 31, 2010 was $371. As at December 31, 2010, we had negative working capital of $191,238. We require funds to enable us to address our minimum current and ongoing expenses and to continue with marketing and promotion activity connected with the development and marketing of our products.

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

The economic problems will likely also have a negative impact on the amount of money we may expect to raise through sales of our equity securities. Many investors have not returned to the market due to declining share prices across many economic sectors that had occurred in prior years. Because of this and other market factors, if we choose to raise funds through the sale of our equity securities, potential investors may be less likely to buy our equity securities or we may be need to sell our equity securities at low prices, resulting in fewer proceeds. This would make it difficult for us to raise adequate amounts to fund our operations through the sale of our equity securities.

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

If we are unable to fund our operations through revenues or the sale of our equity securities, then we may choose to borrow money to pay for some of our operations. A tightening of credit conditions continues to be experienced in the economy. Because of this credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in our best interests.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the years ended December 31, 2010 and December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Fundraising continues to be one of our primary objectives over the next twelve months. Our financial requirements for the next twelve months will depend on our ability to raise the money we require through credit facilities and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though we have determined that we may not have sufficient working capital for the next twelve month period, we have not yet pursued such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Operating Activities

Operating activities used cash of $794,805 for the period between our date of inception (January 21, 2005) to December 31, 2010. Operating activities used cash of $180,425 for the year ended December 31, 2010 and $242,280 for the year ended December 31, 2009.

Financing Activities

Net cash provided by financing activities was $795,176 for the period between our date of inception (January 21, 2005) to December 31, 2010. Net cash provided by financing activities was $180,570 for the year ended December 31, 2010 and $242,346 for the year ended December 31, 2009. For the year ended December 31, 2010 four convertible notes totalling $145,000 and a loan of $41,000 provided $186,000 of these financing activities offset by the net repayment of $5,430 to two of our directors as compared to the financing activities being totally provided by those two directors during the year ended December 31, 2009.

Non-cash Investing and Financing Activities

On July 21, 2010, we entered into an investor relations, public relations and corporate communications services agreement commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 restricted common shares.

On June 7, 2010, we entered into a technical environmental consulting services agreement with a consultant whereby we issued 5,000,000 common shares for technical environmental consulting services to be rendered over a six month period. On October 7, 2010, we extended the technical environmental consulting services agreement with a consultant whereby we issued 5,000,000 common shares for technical environmental consulting services to be rendered over a six month period commencing December 7, 2010.

On May 5, 2010, we entered into a six month Public Relations and Corporate Communication Service Agreement whereby we issued 9,000,000 restricted shares of Class A common stock to Equitytrend Advisors LLC.

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

In August 2009, we issued 25,000,000 shares of common stock for settlement of debt of $375,000 at a fair value of $0.011 per share.

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

Growth Strategy

During 2010, we signed consulting services agreements with four consultants for technical environmental services, general business services, marketing services and web development services. We also signed two investor and public relation services agreements during 2010.

During 2009, we signed agreements with two agents representing us in Colombia. In 2009, arrangements were made for testing of our FW Activators on agricultural applications at a University in Cali, Colombia which continued during 2010.

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

If we are able complete the proposed acquisition of Agent155 as described elsewhere in this annual report, our marketing costs for the next twelve months may change significantly.

General and Administration

General and administration costs include personnel costs, office, and miscellaneous expenses. We estimate that we will incur $50,000 to $75,000 in general and administrative costs during the next twelve month period based on our previous costs and the probable expansion of our business over the next twelve month period. These costs may change significantly if we are able complete the proposed acquisition of Agent155 as described elsewhere in this annual report.

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

Other Expenses

We expect our ongoing legal and accounting expenses to average less than $5,000 per month for the next twelve month period, although this may change if we are able to negotiate and execute a definitive acquisition agreement with Agent155.

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

Off-Balance Sheet Arrangements

We have no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

Freshwater Technologies, Inc.
(A Development Stage Company)

December 31, 2010

19

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Freshwater Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Freshwater Technologies, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated from January 21, 2005 (Date of Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freshwater Technologies, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated from January 21, 2005 (Date of Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 14, 2011

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	371	226
Accounts receivable	129	–
Other receivables	3,942	1,791
Inventory	115,823	122,211
Prepaid consulting fees	52,109	–

Total Current Assets	172,374	124,228
Intangible Assets (Notes 2(l) and 4(a))	22,676	367,542

Total Assets	195,050	491,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	81,513	98,585
Accrued liabilities	13,357	7,037
Convertible notes payable (Note 9)	94,869	–
Due to related parties (Note 3(b))	173,873	107,303

Total Liabilities	363,612	212,925

Commitments and Contingencies (Notes 1, 3(a) and 6)

Subsequent Events (Note 11)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5) Authorized: 300,000,000 common shares, with a par value of $0.001 Issued and outstanding: 207,247,027 shares (2009 – 152,120,000)	207,247	152,120

Class B Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: none	–	–

Additional Paid-in Capital	2,230,696	1,371,436

Class A Common Stock Issuable (Note 4(a))	–	251,339

Deficit Accumulated During the Development Stage	(2,606,505)	(1,496,050)

Total Stockholders’ Equity (Deficit)	(168,562)	278,845

Total Liabilities and Stockholders’ Equity (Deficit)	195,050	491,770

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated from January 21, 2005 (Date of Inception) to December 31, 2010 $	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $

Revenue	477,307	349	15,159

Cost of Sales	214,999	181	546

Gross Profit	262,308	168	14,613

Expenses
Amortization of intangible assets(Note 4(a))	667,056	344,866	322,190
Consulting (Note 3(a))	283,000	36,000	36,000
General and administrative	550,703	414, 891	22,577
Imputed interest (Note 3(b))	115,186	7,965	9,163
Marketing and sales (Note 3(a))	688,051	201,591	206,913
Professional fees	258,646	70,408	45,786
Bad debts expense (recovery)	340,528	(24,550)	(43,538)
Commission expense	5,900	–	5,900

Total Expenses	2,909,070	1,051,171	604,991

Net Loss From Operations	(2,646,762)	(1,051,003)	(590,378)

Other Income (Expenses)
Gain on settlement of debt (Note 4(b))	99,709	–	97,709
Accretion of discounts on convertibles (Note 9)	(59,452)	(59,452)	–

Net Loss	(2,606,505)	(1,110,455)	(492,669)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		189,783,000	132,723,000

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated from January 21, 2005 (Date of Inception) to December 31, 2010 $	Year Ended December 31, 2010 $	Year Ended December 31 2009 $

Operating Activities

Net loss	(2,606,505)	(1,110,455)	(492,669)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discounts on convertible debentures(Note9)	59,452	59,452	–
Amortization of Intangible Assets	667,056	344,866	322,190

Donated costs	89,350	–	–
Imputed interest	115,186	7,965	9,163
Gain on forgiveness of debt	(52,408)	–	(97,709)
Non cash consulting costs	452,391	452,391	–
Provision for inventory obsolescence	60,525	–	–

Changes in operating assets and liabilities:

Accounts receivable	(129)	(129)	–
Other receivable	(3,942)	(2,151)	(75)
Inventory	(176,348)	6,388	(122,211)
Prepaid expenses	–		–
Accounts payable and accrued liabilities	94,870	(10,752)	67,031
Due to related parties	505,697	72,000	72,000

Net Cash Used By Operating Activities	(794,805)	(180,425)	(242,280)

Financing Activities

Proceeds from issuance of convertible notes	145,000	145,000	–
Proceeds from loan payable	41,000	41,000	–
Advances from related parties	879,597	103,215	264,338
Repayments to related parties	(270,421)	(108,645)	(21,992)

Net Cash Provided By Financing Activities	795,176	180,570	242,346

Increase in Cash	371	145	66

Cash – Beginning of Period	–	226	160

Cash – End of Period	371	371	226

Non-cash Investing and Financing Activities: Issuance of shares of common stock for intangible assets	689,732	–	689,732
Issuance of shares for convertible debt	7,500	7,500
Issuance of shares of common stock for consulting contracts	504,500	504,500
Issuance of shares of common stock to settle debt	884,291	41,000	277,291

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Freshwater Technologies, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From January 21, 2005 (Date of Inception) to December 31, 2010
(expressed in U.S. dollars)

	Class A Common Stock		Additional Paid-In	Class A Common	Accumulated
	Shares #	Par Value $	Capital $	Stock Issuable	Deficit $	Total $
Balance – January 21, 2005 (Date of Inception)	–	–	–	–	–	–

Shares issued to owners of Freshwater (Note 5)	80,000,000	80,000	(80,000)	–	–	–

Donated interest on related party loans	–	–	17,302	–	–	17,302

Net loss for the period	–	–	–	–	(335,337)	(335,337)

Balance – December 31, 2005	80,000,000	80,000	(62,698)	–	(335,337)	(318,035)

Recapitalization Transactions (Note 5)
Shares of HMI Technologies, Inc.	20,800,000	20,800	(20,800)	–	–	–
Net liabilities assumed in recapitalization (Note 5)	–	–	–	–	(45,301)	(45,301)

Donated interest on shareholders’ loans	–	–	32,662	–	–	32,662

Prospectus costs donated by shareholder	–	–	29,685	–	–	29,685

Net loss for the year	–	–	–	–	(200,939)	(200,939)

Balance – December 31, 2006	100,800,000	100,800	(21,151)	–	(581,577)	(501,928)

Donated interest on shareholders’ loans	–	–	28,231	–	–	28,231

Forgiveness of debt	–	–	45,301	–	–	45,301

Prospectus costs donated by shareholder	–	–	47,509	–	–	47,509

Net loss for the year	–	–	–	–	(225,991)	(225,991)

Balance – December 31, 2007	100,800,000	100,800	99,890	–	(807,568)	(606,878)

Donated interest on shareholders’ loans	–	–	19,863	–	–	19,863

Settlement of debt by share issuance	11,320,000	11,320	554,680	–	–	566,000

Prospectus costs donated by shareholder	–	–	12,156	–	–	12,156

Net loss for the year	–	–	–	–	(195,813)	(195,813)

Balance – December 31, 2008	112,120,000	112,120	686,589	–	(1,003,381)	(204,672)

Donated interest on shareholders’ loans (Note 3(b))	–	–	9,163	–	–	9,163

Settlement of debt by share issuance (Note 4(b))	25,000,000	25,000	252,291	–	–	277,291

Shares to be issued for intangible assets (Note 4(a))	–	–	–	251,339	–	251,339

Issuance of shares for intangible assets (Note 4(a))	15,000,000	15,000	423,393	–	–	438,393

Net loss for the year	–	–	–	–	(492,669)	(492,669)
Balance – December 31, 2009	152,120,000	152,120	1,371,436	251,339	(1,496,050)	278,845
Donated interest on shareholders’ loans (Note 3(b))	–	–	7,965	–	–	7,965
Settlement of debt by share issuance	6,127,027	6,127	42,373	–	–	48,500
Shares issued for consulting under Stock Plan	23,000,000	23,000	283,500	–	–	306,500
Shares issued for investor relations	11,000,000	11,000	187,000	–	–	198,000
Issuance of shares for intangible assets (Note 4(a))	15,000,000	15,000	236,339	(251,339)	–	–
Discount on 8% convertible notes(Note 9)	–	–	102,083	–	–	102,083

Net loss for the year	–	–	–	–	(1,110,455)	(1,110,455)
Balance – December 31, 2010	207,247,027	207,247	2,230,696	--	(2,606,505)	(168,562)

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

1.  Nature of Operations and Continuance of Business

On January 1, 2006 Freshwater Technologies, Inc. (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI. Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805 “Business Combinations”. Under recapitalization accounting, Freshwater was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 5.

The Company’s principal business involves the distribution and marketing of drinking water products and water activation products. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operation, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at December 31, 2010, the Company had an accumulated deficit of $2,606,505 and a working capital deficit of $191,238. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)  Use of Estimates

The preparation of financial statements in conformity with U.S.generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible receivables, provision for inventory obsolescence, valuation of distribution rights, donated expenses, fair values of financial instruments and deferred income tax asset valuation allowances.The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

c)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2010, the Company had no cash equivalents.

d)  Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2010, the convertible notes payable of $137,500 could be converted to approximately 124,797,000 common shares.

e)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

g)  Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, receivables, accounts payable, convertible notes payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. During the year ended December 31, 2010, the Company valued convertible notes payable based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

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

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

l)  Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(b) amounting to $689,732. The useful life of the product distribution rights acquired has been estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the year ended December 31, 2010, the Company recognized $344,866 in amortization expense in relation to these assets as compared to $322,190 amortization expense for the year ended December 31, 2009. The Company estimates it will recognize $22,676 in amortization expense during the year ended December 31, 2011.

m)  Recently Issued Accounting Pronouncements

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

3.  Related Party Transactions

a)
The Company entered into consulting agreements with the President and CFO of the Company.  Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2010. For the year ended December 31, 2010, the Company recorded $36,000 (December 31, 2009 - $36,000) of consulting expense and $36,000 (December 31, 2009 - $36,000) as marketing and sales expense. In December 2010, the Company agreed to extend the term of these agreements to December 31, 2011 at $3,000 per month for each agreement.

b)
As at December 31, 2010, the Company was indebted to directors and officers of the Company for $173,873 (2009 - $107,303) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the year ended December 31, 2010, the Company recorded $7,965 (2009 - $9,163) of imputed interest at 5.25% relating to these amounts owing.

c)	On August 19, 2009, the President and CFO assigned $375,000 of debt owing to them by the Company to personal creditors in full payment of amounts owing to these creditors (see Note 4(b)).

4.  Common Stock

a)
On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement.  The fair value of the restricted shares issued was estimated to be $438,393. Under the amended agreement dated December 31, 2009, the Company issued the remaining 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339 on the measurement date. As at December 31, 2010, these shares have been presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued under the agreement of $689,732 has been recorded as intangible assets as at December 31, 2010, less accumulated amortization of $667,056.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

4.  Common Stock (continued)

b)
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

c)
On January 20, 2010, the Company approved an equity incentive plan entitled the 2010 Non-Qualified Stock Plan (the “Stock Plan”). The purpose of the Stock Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company’s future growth and success.The Stock Plan will provide for the grant of up to 25,000,000 performance units (the “Performance Units”) that are convertible into common stock of the Company.

d)
In January 2010, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 6,000,000 shares of Class A common stock, on January 25, 2010, for business consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $84,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

e)
In February 2010, the Company entered into a marketing consulting services agreement with a consultant whereby the Company issued 4,000,000 shares of Class A common stock, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $80,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

f)
In February 2010, the Company entered into a web development consulting services agreement with a consultant whereby the Company issued 3,000,000 shares of Class A common stock, on February 22, 2010, for consulting services to be rendered over a one year period. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $60,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

g)
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

i)
On July 21, 2010 the Company entered into an investor relations, public relations and corporate communications services agreement commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 restricted shares of Class A common stock . The fair value of these restricted shares was estimated to be $18,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

j)
On August 17, 2010, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 4,100,000 restricted shares of Class A common stock at a fair value of $0.01 per share in consideration of the settlement of $41,000 owing as determined using the closing market price of the shares on the measurement date, being the date of the agreement (See Note 8).

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

4.  Common Stock (continued)

k)
On October 7, 2010, the Company extended its technical environmental consulting services agreement with a consultant whereby the Company issued 5,000,000 shares of Class A common stock for technical environmental consulting services to be rendered over a six month period commencing December 7, 2010. The shares were issued under the 2010 Stock Plan registered on Form S-8 on January 20, 2010. The estimated fair value of the shares issued was $32,500 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

l)	On November 8, 2010, $7,500 of the convertible note dated May 3, 2010 was converted into 2,027,027 shares of Class A common stock.

m)
Pursuant to the terms of the Convertible notes payable disclosed in Note 9, the Company agreed to reserve for future issuance 102,780,105 common shares and may be required to reserve for issuance an additional 373,883,856 common shares which provides, as applicable, for three or five times the amount of common shares issuable upon the full conversion of the notes as at December 31, 2010.

5.  Recapitalization Transaction

On January 1, 2006, Freshwater Technologies Inc (formerly HMI Technologies Inc.) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”) which involves the distribution and marketing of drinking water products and water activation products. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI.

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

b)
On January 25, 2009, the Company entered into an agreement with ELCE International Corp. (“ELCE”) under which it obtained the rights to distribute water products purchased from ELCE in certain countries domiciled in South and Central America for a period of two years. As consideration for these rights, the Company agreed to issue to Claudio Sgarbi, the President of ELCE, 10,000,000 restricted shares of common stock upon closing of the agreement (issued on January 25, 2009 – see Note 4(a)), and 5,000,000 restricted shares semi-annually for a period of two years for a total of 20,000,000 additional shares as follows:

5,000,000 on July 25, 2009 (issued on August 20, 2009)
5,000,000 on January 25, 2010 (issued on January 25, 2010)
5,000,000 on July 25, 2010 (issued on January 25, 2010)
5,000,000 on January 25, 2011 (issued on January 25, 2010)

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

6.  Commitments (continued)

Under the agreement, the Company agreed to pay Claudio Sgarbi any out-of-pocket expenses plus consulting fees as follows:

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

The Agreement expired on January 26, 2011.

c)
In February 2009, the Company entered into an Agency Agreement with Ancizar Rendon Ramirez to act as Agent for FW sales in the Southern Region of Colombia, South America. The Company will pay $1,000 monthly for these consulting services including related sales expenses and a commission of 10% for all collected FW sales initiated by the Agent in the Southern Region of Colombia. The agreement is for a one year term which expired January 31, 2010, is renewable annually and can be terminated by the Company with three month’s notice. In January 2010, the Company agreed to extend the term of this agreement on a month to month basis. In October 2010, both parties agreed to suspend the agreement indefinitely except for the payment of 10% sales commission for collected FW Activator sales.

d)
In July 2009, the Company entered into an Agency Agreement with Luis Alberto Buitrago Gonzalez to act as Agent for FW Activator sales in the Valle de Cauca Region of Colombia, South America. The Company will pay $400 monthly increasing to $600 per month after three months for these consulting services including related sales expenses and a commission of 5% for all collected FW Activator sales initiated by the agent in the Valle de Cauca Region of Colombia. The agreement is for a one year term which expired July 15, 2010, is renewable annually and can be terminated by the Company with three month’s notice. Effective July 2010, the Company agreed to extend the term of this agreement on a month to month basis at $400 per month. Both parties agreed to terminate payments under the agreement as of December 31, 2010 except for the payment of 5% sales commission for collected FW Activator sales.

7.  Economic Dependence

The Company relies solely upon VIQUA- a Trojan Technologies Company (“VIQUA”), as the sole supplier of their drinking water products, ELCE International Corp. (“ELCE”), as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. VIQUA and ELCE supplied the Company with 100% of the products that the Company offered and sold during the years ended December 31, 2010 and 2009. VIQUA, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

The Agreement with ELCE expired on January 26, 2011 and both parties are currently discussing a new agreement.

During the year ended December 31, 2010, all of our revenues were earned through one major agent.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

8.  Loan Payable

During the year ended December 31, 2010, the Company received a loan in the amount of $41,000. The loan was non-interest bearing, unsecured and due on demand. On August 17, 2010, the Company entered into a debt settlement and subscription agreement, whereby the Company agreed to issue 4,100,000 shares of Class A common stock at a fair value of $0.01 per share in consideration of the settlement of this $41,000 loan as determined using the closing market price of the shares on the measurement date, being the date of the agreement (see note 4(j)).

9.  Convertible Notes Payable

a)
On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 1, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,645,161 shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value will be accreted over the term of the convertible debenture up to its face value of $55,000. On November 8, 2010, $7,500 of this convertible note was converted into 2,027,027 Class A common shares. As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $42,890 and $2,830, respectively.

b)
On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,692,464 shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value will be accreted over the term of the convertible debenture up to its face value of $35,000. As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $27,884 and $1,741, respectively.

On June 22, 2010, pursuant to the terms of the May 3rd and May 18th notes, the Company agreed to reserve for future issuance 47,703,180 common shares which provided for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

9.  Convertible Notes Payable (continued)

c)
On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 26,785,714 shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,666. The carrying value will be accreted over the term of the convertible debenture up to its face value of $30,000. As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $20,157 and $1,118, respectively.

d)
On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 10, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The note is convertible into shares of the Company’s Class A common stock at a 45% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 28,291,211 shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,750 as additional paid-in capital and reduced the carrying value of the convertible debenture to $1,250. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at December 31, 2010, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $3,937 and $630, respectively.

10.  Income Taxes

The Company has net operating loss carryforwards of approximately $1,930,000 available to offset taxable income in future years which expire commencing in the year ended December 31, 2027.

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2010 $	Year Ended December 31, 2009 $

Income tax recovery at statutory rate	(388,659)	(172,434)

Permanent differences	2,788	3,207

Change in valuation allowance	385,871	169,227

Provision for income taxes	–	–

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

10.  Income Taxes (continued)

The significant components of deferred income tax assets as at December 31, 2010 and 2009 are as follows:

	December 31, 2010 $	December 31, 2009 $

Net operating losses carried forward	676,874	373,562

Intangible assets	201,282	96,673

	878,156	470,235

Valuation allowance	(878,156)	(470,235)

Net deferred income tax asset	–	–

11.  Subsequent Events

a)	On January 3, 2011, $10,000 of the convertible note dated May 3, 2010 was converted into 9,090,909 shares of common stock in accordance with the terms of the convertible note agreement.

b)
On January 26, 2011, the Company’s agreement with ELCE International Corp. (“ELCE”) under which it obtained the rights to distribute water products purchased from ELCE in certain countries domiciled in South and Central America expired. The Company is discussing a new agreement with ELCE (see Note 6(b)).

c)
On February 1, 2011, the Company defaulted on its repayment of the convertible note dated May 3, 2010.  The note’s principal and interest outstanding at February 1, 2011 amounted to $21,100. Under the terms of the convertible note the Company is subject to a payment of a default sum of 150% of the principal and interest owing at the time of default amounting to $31,650.  Commencing February 1, 2011, interest on this amount is to be calculated at 22% per year.

d)	On February 7, 2011, $8,000 of the convertible note dated May 3, 2010 was converted into 8,888,889 shares of common stock in accordance with the terms of the convertible note agreement.

e)
On February 21, 2011, the Company defaulted on its repayment of the convertible note dated May 18, 2010.  The note’s principal and interest outstanding at February 21, 2011 amounted to $37,140. Under the terms of the convertible note the Company is subject to a payment of a default sum of 150% of the principal and interest owing at the time of default amounting to $55,710.  Commencing February 21, 2011, interest on this amount is to be calculated at 22% per year.

f)	On March 3, 2011, $4,500 of the convertible note dated May 3, 2010 was converted into 6,428,571 shares of common stock in accordance with the terms of the convertible note agreement.

g)
On March 7, 2011, the Company entered into a letter of intent with Agent155 Media Corp. (“Agent155”) regarding the acquisition of Agent155 in a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code. Agent155 offers models, performers, artists, athletes, musicians, filmmakers and agencies a multimedia content management solution, providing a collaborative forum for the creative world to network and develop. It provides talent agencies, agents, producers, directors, and recording companies a one-stop location to search and view the profiles and work of emerging talent. Through Agent155, the Company plans to produce films, music tours, commercials and various events using talent exclusively from Agent155. The proposed acquisition of Agent155 will require the Company’s shareholders to approve the following actions:

(i)	a 1,000 to 1 reverse split of the Company’s common stock;
(ii)	a change of the Company’s name to “Agent155 Media Corp.”;
(iii)	the issuance of 100,000,000 of restricted common shares to Christopher Martinez, President of Agent155, in exchange for the assets and business of Agent155;
(iv)	the filing of a Form S-8 registration statement;
(v)	the sale of the Company’s water business assets, business and corporate name to Max Weissengruber, President and Brian Robertson, Chief Financial Officer in consideration of $115,823;
(vi)	consulting contracts with Max Weissengruber, Brian Robertson, Claudio Sgarbi and Michael Borrelli to issue common shares to these individuals under the Form S-8 registration statement; and
(vii)	the issuance of certain restricted common shares to three individuals.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010
(expressed in U.S. dollars)

11.  Subsequent Events (continued)

g)	Pursuant to the letter of intent, Agent155 will become responsible for certain of the Company’s liabilities as follows:

(i)	the payment of the Company’s convertible notes payable, plus interest, will be negotiated with the Company’s creditor by Agent155;
(ii)	the Company’s accounts payable will be paid by Agent155 within 30 days of the closing of the acquisition; and
(iii)	the amounts owing to the Company’s directors will be settled by the payment of $83,797 to those individuals.

At or prior to the closing of the acquisition, all of the Company’s current directors and officers will resign from their respective positions and Christopher Martinez, President of Agent155, will become President, CEO and sole director.  Additional members of the Company’s Board of Directors will be determined at a later date.

The completion of the transactions contemplated by the letter of intent, including the closing of the acquisition of Agent155, is subject to continued due diligence by both Agent155 and the Company, as well as the negotiation and execution of a final acquisition agreement. The Company cannot guarantee that it will successfully complete any of the transactions described in the letter of intent.

h)	On March 11, 2011, $7,000 of the convertible note dated May 3, 2010 was converted into 11,666,667 shares of common stock in accordance with the terms of the convertible note agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

We have no external evaluations, however, we conduct management internal reviews annually.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures are made at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f)(1)-(3) under the Securities Exchange Act of 1934, as amended).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

In making this assessment, our management determined that we have the following weaknesses in our disclosure controls and procedures and internal control over financial reporting:

●	We do not have an audit committee;

●	We do not have independent directors who meet the independence requirements for members of an audit committee;

●	We do not have an audit committee charter outlining duties and responsibilities;

●	We do not have a board of directors charter outlining duties and responsibilities;

●	We do not have an adequate mechanisms in place for identifying business risks, including changes in the business, economic, and regulatory environment;

●	We do not have an internal audit function with competent and experienced staff to assist in monitoring activities, adhering to professional standards;

●	We do not have training seminars, planning sessions, and other meetings to provide feedback to management on whether controls operate effectively;

●	Signatures are not required to evidence performance of critical control functions, such as reconciliations; and,

●	We do not have separate external evaluations of our internal control system.

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

Attestation Report of the Registered Public Accounting Firm.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting, that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On November 8, 2010, $7,500 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 2,027,027 common shares in accordance with the terms of the convertible note agreement.

On January 3, 2011, $10,000 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 9,090,909 common shares in accordance with the terms of the convertible note agreement.

On February 7, 2011, $8,000 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 8,888,889 common shares in accordance with the terms of the convertible note agreement.

On March 3, 2011, $4,500 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 6,428,571 common shares in accordance with the terms of the convertible note agreement.

On March 11, 2011, $7,000 worth of principal of the $55,000 8% convertible note payable we issued on May 3, 2010 was converted into 11,666,667 common shares in accordance with the terms of the convertible note agreement.

We issued these shares pursuant to Rule 144 of the Securities and Exchange Commision under the Securities Act of 1933, as amended, to one U.S. non-affiliated Corporation.

On March 7, 2011, we entered into a letter of intent with Agent155 regarding the acquisition of Agent155 in a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code, as more particularly described in Item 1 of this annual report under the heading, Summary of New Business.  A copy of the letter of intent is attached as Exhibit 10.28 to this annual report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

All of our directors hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name(1)	Position Held	Age	Date First Elected or Appointed
Max Weissengruber	President and Director	72	January 1, 2006
D. Brian Robertson	Treasurer, Chief Financial Officer, Vice-President of Sales and Director	68	January 1, 2006
Douglas R. Robertson	Secretary and Director	72	January 1, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Max Weissengruber

Max Weissengruber has served as our President and director since January 1, 2006. Mr. Weissengruber served as Director and President of Ozolutions Inc., an OTCBB listed company from April 2000 through January 2005 until his appointment as Director and President of International Development Corp., the renamed successor company to Ozolutions Inc. In April 2006, International Development Inc. changed its name to Global Wataire Corp. and Mr. Weissengruber became Director and Secretary, a position from which Mr. Weissengruber resigned in June 2006. In June, 2006, Mr. Weissengruber was appointed Director and President of Wataire Industries Inc., a publicly traded company, a position from which he resigned in March 2009. Prior to that, Mr. Weissengruber was a Manager of Consulting Services with KPMG, a worldwide professional firm. He also was Marketing Manager for Wilson Learning Corporation and a consultant in the sales and service area for General Motors and IBM. Before joining Ozolutions in 2000, he was Managing Partner of Acris Partners, a marketing and consulting firm specializing in employee surveys and marketing communications. Mr. Weissengruber has also lectured on business subjects at the University of Toronto and on Entrepreneurship in the Masters in Business Administration Program at the Canadian School of Management. Mr. Weissengruber currently spends approximately 30 hours per week providing services to us, which represents approximately 75% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

We believe Mr. Weissengruber is qualified to serve on our board of directors because of his knowledge of our  history and current operations, which he gained from working for us as described above, in addition to his education and business experiences as described above.

D. Brian Robertson

D. Brian Robertson has served as our Treasurer, Chief Financial Officer, Vice-President of Sales and director since January 1, 2006. Mr. B. Robertson is a chartered accountant registered with the institute of Chartered Accountants in Ontario and responsible for all finance related aspects of our company. He joined Touche Ross & Co., Chartered Accountants, and obtained his Chartered Accountant Degree in 1964 and supervised a number of audits including several major Canadian companies. During 1978 and 1979 he was General Manager of F.G, Bradley Co. Ltd. a large Canadian meat purveyor with approximately 500 employees. In 1982 he became an investment advisor for a Canadian investment dealer Osler, Wills, Bickle Ltd. and in 1988 a director of Continental Securities Limited. During the 1990’s, Mr. B. Robertson was self-employed as a business consultant to a number of different business enterprises. In 2000, he was instrumental in founding Ozolutions Inc., where he continued to act as a financial consultant and business advisor before becoming Chief Financial Officer of International Development Corp.,the renamed successor company to Ozolutions Inc., in September 2004 until January 2006. International Development Corp.(now Global Earth Energy Inc.) is an OTCBQ listed company.  Mr. B. Robertson currently spends approximately 35 hours per week providing services to us, which represents approximately 90% of his working hours. He spends the remainder of his working hours working on various other business endeavors.

We believe Mr. Robertson is qualified to serve on our board of directors because of his knowledge of our history and current operations, which he gained from working for us as described above, in addition to his education and business experiences as described above.

Douglas R. Robertson

Douglas Robertson has served as our Secretary and director since January 1, 2006. Mr. D. Robertson served as Chief Financial Officer of Ozolutions Inc. from July 2003 until September 2004. He was also a director of International Development Corp. from 2001 to 2006. He has been General Manager of MTL Trading of Toronto since May 2001. MTL Trading is engaged in the business of buying and selling meat and poultry products. From June 1997 to April 2001, Mr. D. Robertson was the President and sole shareholder of Robertson Foods of Toronto, a company engaged in exporting pork, beef and poultry products. Mr. Douglas Robertson currently spends approximately 4 hours per week providing services to us, which represents approximately 10% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

We believe Mr. Robertson is qualified to serve on our board of directors because of his knowledge of our history and current operations, which he gained from working for us as described above, in addition to his education and business experiences as described above.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Item 11.  Executive Compensation.

No executive officer of our company has received an annual salary and bonus that exceeded $100,000 during our two most recently completed fiscal years. The following table shows the compensation received by our executive officers for the period indicated:

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Max Weissengruber President(1)	2009 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$36,000(4) $36,000(4)	$36,000 $36,000
D.Brian Robertson Treasurer and CFO(2)	2009 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$36,000(5) $36,000(5)	$36,000 $36,000
Douglas R. Robertson Secretary (3)	2009 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Max Weissengruber was appointed as our President on January 1, 2006.

(2)	D. Brian Robertson was appointed as our Treasurer and Chief Financial Officer on January 1, 2006.

(3)	Douglas R. Robertson was appointed as our Secretary on January 1, 2006.

(4)	This amount represents consulting fees paid to Max Weissengruber pursuant to a consulting agreement.

(5)	This amount represents consulting fees paid to D. Brian Robertson pursuant to a consulting agreement.

Stock Options and Stock Appreciation Rights

During our years ended December 31, 2010 and December 31, 2009, we did not grant any stock options or stock appreciation rights to any of our directors or officers. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted the Outstanding Equity Awards at Fiscal Year-End table since no compensation was awarded to, earned by, or paid to these individuals.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal years ended December 31, 2010 or December 31, 2009. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted the Director Compensation table since no compensation was awarded to, earned by, or paid to these individuals.

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

On January 1, 2006, we entered into a consulting contract with Max Weissengruber, whereby Mr. Weissengruber agreed to provide services as our President for a twelve month term expiring January 1, 2007 in consideration for the payment by us of $5,000 per month from January 1, 2006 to May 31, 2006 and $3,000 per month from June 1, 2006 to December 31, 2006. The agreement is reviewed annually by our board of directors and has been extended to January 1, 2012 at $3,000 per month. We have the right to terminate Mr. Weissengruber’s consulting contract at any time with payment, in either cash or stock, of the remaining amount for the year plus any accrued expenses owing at the termination date. Mr. Weissengruber is required to provide us with two months notice prior to termination.

On January 1, 2006, we also entered into a consulting contract with D. Brian Robertson, whereby Mr. Robertson agreed to provide services as our Treasurer and Chief Financial Officer for a twelve month term expiring upon January 1, 2007 in consideration for the payment by us of $5,000 per month from January 1, 2006 to May 31, 2006 and $3,000 per month from June 1, 2006 to December 31, 2006. The agreement is reviewed annually by our board of directors and has been extended to January 1, 2012 at $3,000 per month. We have the right to terminate Mr. Robertson’s consulting contract at any time with payment, in either cash or stock, of the remaining amount for the year plus any accrued expenses owing at the termination date. Mr. Robertson is required to provide us with two months notice prior to termination.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 14, 2011 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Max Weissengruber 30 Denver Crescent Toronto, Ontario, Canada M2J 1G8	45,600,000	18.8%
D. Brian Robertson 49 South Street Orillia, Ontario, Canada L3V 3T2	45,500,000	18.7%
Douglas R. Robertson 225 Orenda Road Brampton, Ontario, Canada L6T 1E6	Nil	Nil%
Directors and Officers (3 – as a group)	91,100,000	37.5%
Claudio Sgarbi Via G.Leopardi NR50 Cesina, Italy	30,000,000	12.3%

(1)	Based on 243,322,063 shares outstanding as of April 14, 2011.

Changes in Control

Other than the agreement set out below, we are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of our control.

On March 7, 2011, we entered into a letter of intent with Agent155 Media Corp. of New York, New York (“Agent155”) regarding the acquisition of Agent155. The completion of this agreement will result in a change of control,

Subsequent to the closing of the proposed acquisition, we intend to provide an affordable, high-quality online presence for the global artistic and athletic communities. We intend to stream and redistribute member content through media channels such as television, radio, film, Internet and print. Our mission will be to make this opportunity for exposure, collaboration and networking accessible to everyone, worldwide.

The proposed acquisition of Agent155 includes the following actions:

●	a 1,000 to 1 reverse split of our common shares;

●	a change of our name to “Agent155 Media Corp.”;

●	the issuance of 100,000,000 of restricted common shares to Christopher Martinez, President of Agent155, in exchange for the assets and business of Agent155;

●	the filing of a Form S-8 registration statement;

●	the sale of our water business assets, business and corporate name to Max Weissengruber, President and Brian Robertson, Chief Financial Officer in consideration of $115,823;

●	consulting contracts with Max Weissengruber, Brian Robertson, Claudio Sgarbi and Michael Borrelli to issue common shares to these individuals under the Form S-8 registration statement; and

●	the issuance of certain restricted common shares to three individuals.

Pursuant to the letter of intent, Agent155 will become responsible for certain of our liabilities as follows:

●	the payment of our outstanding convertible note payable, plus interest, will be negotiated with our creditor by Agent155;

●	our accounts payable will be paid by Agent155 within 30 days of the closing of the acquisition; and

●	the amounts owing to our directors will be settled by the payment of $83,797 to those individuals.

At or prior to the closing of the acquisition, all of our directors and officers will resign from their respective positions and Christopher Martinez, President of Agent155, will become our President, CEO and sole director. Additional members of our Board of Directors will be determined at a later date.

The completion of the transactions contemplated by the letter of intent, including the closing of the acquisition of Agent155, is subject to continued due diligence by both Agent155 and us, as well as the negotiation and execution of a final acquisition agreement. We cannot guarantee that we will successfully complete any of the transactions described in the letter of intent.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there has been no transaction, since January 1, 2008, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	any director or executive officer;

(ii)	any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	any immediate family member (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Max Weissengruber and D. Brian Robertson, although not obligated to do so, have expressed willingness to advance us funds on a short-term basis to the extent necessary and, at December 31, 2010 had advanced funds totaling $173,873 to us. These amounts are unsecured, and have no specific terms for repayment. For the year ended December 31, 2010, we recorded $7,965 (2009 - $9,163) of imputed interest at 5.25% relating to these amounts owing.

Given that we are a start-up, development stage company, we believe that the terms of the foregoing transactions, and the funds provided thereby, were the only manner by which we could generate the funds required to implement the initial stages of our business plan and we would have offered similar terms of transactions to unaffiliated third parties.

We entered into consulting agreements with our President and CFO.  Under these agreements, both our President and CFO received $3,000 per month from June 1, 2006 to December 31, 2010. For the year ended December 31, 2010, we recorded $36,000 (December 31, 2009 - $36,000) of consulting expense and $36,000 (December 31, 2009 - $36,000) as marketing and sales expense. In December 2010, we agreed to extend the term of these agreements to December 31, 2011 at $3,000 per month.

On August 15, 2008, we entered into a debt settlement and subscription agreement with our President, whereby we agreed to issued 5,700,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $285,000 owing.

On August 15, 2008, we entered into a debt settlement and subscription agreement with our CFO, whereby we agreed to issued 5,500,000 Class A common shares at a fair value of $0.05 per share in consideration of the settlement of $275,000 owing.

Directors’ Loan information under Item 404(d) of Regulation S-K.

For years ended December 31, 2010 and 2009
Name	Largest Aggregate Amount of Principal Outstanding	Amount Thereof Outstanding as of the Latest Practicable Date	Amount of Principal Paid During the Periods	Rate or Amount of Interest Payable
Max Weissengruber
2010	$66,696	$66,696	nil	51/4% imputed interest
2009	$243,907	$30,187	Note 1-$240,000	51/4% imputed interest
D. Brian Robertson
2010	$107,178	$107,178	nil	51/4% imputed interest
2009	$143,681	$77,116	Note 1 -$135,000	51/4% imputed interest

Note 1: On August 19, 2009, we entered into a debt settlement and subscription agreement, whereby we issued 25,000,000 shares of Class A common stock at a fair value of $0.015 per share in consideration of the settlement of $375,000 owing to Max Weissengruber and D. Brian Robertson.

On January 25, 2009 we entered into a joint venture agreement with ELCE International Corp. to market and sell certain water activation products owned by ELCE. Under the terms of the agreement we agreed to purchase minimum quantities of products to fulfill customer orders and minimize shipping costs, and maintain minimum inventory of ELCE products to complete customer orders. As consideration for distributing ELCE products, we issued 10,000,000 restricted shares of common stock to Claudio Sgarbi, the President of ELCE, on January 25, 2009. We also agreed to issue an additional 5,000,000 shares issuable bi-annually for two years from the closing of the joint venture agreement. On August 20, 2009, we issued an additional 5,000,000 restricted common shares under the agreement. On December 31, 2009 in consideration for ELCE eliminating the requirement for minimum inventory we agreed to issue the 15,000,000 restricted common shares owing to Claudio Sgarbi under the agreement on January 25, 2010.

We will pay Mr. Sgarbi any out of pocket expenses plus a monthly consulting fee as follows:

$4,500	for the period ending May 2009
$6,000	for the period ending August 2009
$7,500	for the period ending November 2009
$9,000	December 1, 2009 until the agreement is terminated.

Effective March 31, 2010, it was mutually agreed between both parties to terminate further payments of consulting fees to Mr. Sgarbi under the agreement.

We will also pay to ELCE International Corp. 50% of the net profits relating to sales under the agreement.

The Agreement expired on January 26, 2011.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the fees billed or expected to be billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2010 and 2009:

Fees	2010		2009
Manning Elliot
Audit Fees		$30,000		$29,250
Audit-related fees		$1,500		$1,500
Tax Fees		$1,500		$5,000
All other Fees	$	Nil	$	Nil
Total		$33,000		$35,750

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports and professional services for tax compliance, tax advice and tax planning that are normally provided by Manning Elliot LLP, Chartered Accountants for the fiscal years ended December 31, 2010 and December 31, 2009. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit-related Fees.  The audit-related fees consist of fees billed for the Public accounting firm’s consent to include their audit report on our 2010 and 2009 financial statements which are incorporated in our Form S-8 Registration Statement filing.

Tax Fees.  Tax fees consist of tax compliance, tax advice and tax planning.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliot is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (the functions of which are performed by our entire board of directors); or

●
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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

The Consolidated Financial Statements, together with the report thereon of Manning Elliot Chartered Accountants, dated April 14, 2011, are included as part of Item 8, Financial Statements and Supplementary Data.

Exhibit Table

Exhibit Number	Description
3.1	Articles of Incorporation, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
3.2	By-laws, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.1	Supplier Agreement with ELCE International dated August 18, 2001, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.2	Distribution Agreement with Avila S.T.E.M., SA dated February 1, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.3	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.4	Distribution Agreement with JEUFI International, SA dated June 22, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.5	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.6	Asset Sale Agreement dated January 1, 2006, among our company, Max Weissengruber and D. Brian Robertson, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.7	Consulting Agreement dated January 1, 2006, between our company and D. Brian Robertson, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.8	Agreement with Max Weissengruber, dated January 1, 2006, filed as an exhibit to our Form SB-2 registration statement on February 12, 2007
10.9	Distribution Agreement dated October 9, 2008 with Watergeeks Laboratories Inc., dated October 9, 2008 and filed as an exhibit to our Form 8-K on October 16, 2008.
10.10	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008 and filed as an exhibit to our Form 8-K on January 6, 2009
10.11	Joint Venture Agreement with ELCE International Corp., dated January 25, 2009 and filed as an exhibit to our Form 8-K on February 10, 2009
10.12	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 3, 2010 and filed as an exhibit to our Form 8-K on May 11, 2010
10.13	Convertible Promissory Note with Asher Enterprises, Inc. dated May 3, 2010 and filed as an exhibit to our Form 8-K on May 11, 2010
10.14	Agreement with Equiti Trend Advisors, LLC dated May 5, 2010 and filed as an exhibit to our Form 8-K on May 12, 2010
10.15	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 18, 2010 and filed as an exhibit to our Form 8-K on May 25, 2010
10.16	Convertible Promissory Note with Asher Enterprises, Inc. dated May 18, 2010 and filed as an exhibit to our Form 8-K on May 25, 2010
10.17	Securities Purchase Agreement with Asher Enterprises, Inc. dated July 14, 2010 and filed as an exhibit to our Form 8-K on July 27, 2010
10.18	Convertible Promissory Note with Asher Enterprises, Inc. dated July 14, 2010 and filed as an exhibit to our Form 8-K on July 27, 2010
10.19	Service Agreement with Mica Capital Partners LLC dated July 21, 2010 and filed as an exhibit to our Form 8-K on July 27, 2010
10.20	Securities Purchase Agreement with Asher Enterprises, Inc. dated September 7, 2010 and filed as an exhibit to our Form 8-K on September 10, 2010
10.21	Convertible Promissory Note with Asher Enterprises, Inc. dated September 7,2 010 and filed as an exhibit to our Form 8-K on September 10, 2010
10.22	Form of Debt Settlement and Subscription Agreement filed as an exhibit to our Form 8-K on October 19, 2010
10.23	Consulting Service Agreement with Michael Borrelli dated January 11, 2010 and filed as an exhibit to our Form 8-K on October 26, 2010
10.24	Consulting Service Agreement with Nand Shankar dated February 22, 2010 and filed as an exhibit to our Form 8-K on October 26, 2010
10.25	Consulting Service Agreement with Marina Ricci dated February 22, 2010 and filed as an exhibit to our Form 8-K on October 26, 2010
10.26	Consulting Service Agreement with Graham Linttell dated June 7, 2010 and filed as an exhibit to our Form 8-K on October 26, 2010
10.27	Extension Agreement dated October 7, 2010 to the Consulting Service Agreement with Graham Linttell dated June 7,2 010 and filed as an exhibit to our Form 8-K on October 26,2 010
10.28*	Letter of Intent dated March 7, 2011 with Agent155 Media Corp.
10.29*	Approval to File Letter of Intent dated April 14, 2011 with Agent 155 Media Corp.
23.1*	Consent of Manning Elliott
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2011	FRESHWATER TECHNOLOGIES, INC.

	By:	/s/ Max Weissengruber
Max Weissengruber
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Max Weissengruber Max Weissengruber	Director, President and Chief Executive Officer (Principal Executive Officer)	April 14, 2011

/s/ D. Brian Robertson D. Brian Robertson	Director, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2011

/s/ Douglas R. Robertson Douglas R. Robertson	Secretary and Director	April 14, 2011