Form 10-Q
period 2011-03-31
Freshwater Technologies Inc.
filed 2011-05-13
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☒ No ☐

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
Yes ☐ No ☒

As of May 13, 2011, there were 254,998,730 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Freshwater Technologies, Inc.
(formerly HMI Technologies Inc.)
(A Development Stage Company)

March 31, 2011

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Freshwater Technologies, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited) March 31, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	373	371
Receivables	3,942	4,071
Inventory	115,823	115,823
Prepaid consulting fees	12,230	52,109

Total Current Assets	132,368	172,374
Intangible Assets (Notes 2(l) and 4(a))	–	22,676

Total Assets	132,368	195,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	103,339	81,513
Accrued liabilities	16,389	13,357
Convertible notes payable (Note 8)	91,354	94,869
Due to related parties (Note 3(b))	199,619	173,873

Total Liabilities	410,701	363,612

Commitments and Contingencies (Notes 1, 3(a) and 6)

Subsequent Events (Note 9)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5) Authorized: 300,000,000 common shares, with a par value of $0.001 Issued and outstanding: 243,322,063 shares (2010 – 207,247,027)	243,322	207,247

Class B Common Stock Authorized: 100,000,000 common shares, with a par value of $0.001 Issued and outstanding: none	–	–

Additional Paid-in Capital	2,226,706	2,230,696

Class A Common Stock Issuable (Note 4(a))	–	–

Deficit Accumulated During the Development Stage	(2,748,361)	(2,606,505)

Total Stockholders’ Equity (Deficit)	(278,333)	(168,562)

Total Liabilities and Stockholders’ Equity (Deficit)	132,368	195,050

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from January 21, 2005 (Date of Inception) to March 31, 2011 $	Three Months Ended March 31, 2011 $	Three Months Ended March 31, 2010 $

Revenue	477,307	–	220

Cost of Sales	214,999	–	133

Gross Profit	262,308	–	87

Expenses

Amortization of intangible assets (Note 4(a))	689,732	22,676	85,035
Consulting (Note 3(a))	292,000	9,000	9,000
General and administrative	583,344	32,641	42,077
Imputed interest (Note 3(b))	117,770	2,584	1,887
Marketing and sales (Note 3(a))	723,401	35,350	67,536
Professional fees	279,466	20,820	30,550
Bad debts expense (recovery)	333,328	(7,200)	(3,350)
Commision Expense	5,900	–	–

Total Expenses	3,024,941	115,871	232,735

Net Loss From Operations	(2,762,633)	(115,871)	(232,648)

Gain on settlement of debt (Note 4(b))	99,709	–	–
Accretion of discounts on convertibles (Note 8)	(85,437)	(25,985)	–

Net Loss	(2,748,361)	(141,856)	(232,648)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		226,060,000	171,098,000

Freshwater Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended March 31, 2011 $	Three Months Ended March 31 2010 $

Operating Activities

Net loss	(141,856)	(232,648)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of discounts on convertible debentures	25,985	–
Amortization of intangible assets	22,676	85,036
Donated costs	–	–
Imputed interest	2,584	1,887
Forgiveness of debt	–	–
Non cash consulting costs	39,879	44,333

Changes in operating assets and liabilities:

Accounts receivable	129	–
Other receivables	–	–
Inventory	–	–
Prepaid expenses	–	–
Accounts payable and accrued liabilities	(1,618)	22,304
Due to related parties	18,000	18,000

Net Cash Used In Operating Activities	(34,221)	(61,088)

Financing Activities

Loan payable	26,477	41,000
Advances from related parties	8,946	21,340
Repayments to related parties	(1,200)	(900)

Net Cash Provided By Financing Activities	34,223	61,440

Increase (Decrease) in Cash	2	352

Cash – Beginning of Period	371	226

Cash – End of Period	373	578

Non-cash Investing and Financing Activities:
Issuance of shares of common stock for intangible assets	–	–
Issuance of shares of common stock for consulting contracts	–	224,000
Issuance of shares for convertible debt	29,500	–
Issuance of shares of common stock to settle debt	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(expressed in U.S. dollars)

1.  Nature of Operations and Continuance of Business

On January 1, 2006 Freshwater Technologies, Inc. (formerly HMI Technologies Inc) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI. Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Under recapitalization accounting, Freshwater was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 5.

The Company’s principal business involves the distribution and marketing of drinking water products and water activation products. The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operations, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at March 31, 2011, the Company had an accumulated deficit of $2,748,361 and a working capital deficit of $278,333. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2011
(expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2011, the Company had no cash equivalents.

e) Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2011, the convertible notes payable of $108,000 could be converted to approximately 122,500,000 common shares.

f) Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

h) Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, and ASC 825, “Financial Instruments”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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
March 31, 2011
(expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

h) Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, receivables, accounts payable, convertible notes payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. During the quarter ended March 31, 2011, the Company valued convertible notes payable based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

i) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, “Foreign Currency Translation Matters”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Euros. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j) Revenue Recognition

The Company recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, “Revenue Recognition”, and SAB 104. The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. The Company’s shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for FW products, the customer pays all costs from arrival point in the country to which the FW products are shipped. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.

k) Stock-based Compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation – Stock Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company has not issued any stock options since its inception.

l) Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(b) amounting to $689,732. The useful life of the product distribution rights acquired was estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the quarter ended March 31, 2011, the Company recognized $22,676 in amortization expense in relation to these assets as compared to $85,035 amortization expense for the quarter ended March 31, 2010. The agreement expired January 26, 2011.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(expressed in U.S. dollars)

2.  Summary of Significant Accounting Policies (continued)

m) Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which amends the ASC Topic 820, “Fair Value Measurements and Disclosures”. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect on the Company’s financial statements.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact    its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

a)
The Company entered into consulting agreements with the President and CFO of the Company. Under these agreements, both the President and CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2011. For the three months ended March 31, 2011, the Company recorded $9,000 (March 31, 2010 - $9,000) of consulting expense and $9,000 (March 31, 2010 - $9,000) as marketing and sales expense.

b)
As at March 31, 2011, the Company was indebted to directors and officers of the Company for $199,619 (March 31, 2010 - $145,743) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the three months ended March 31, 2011, the Company recorded $2,584 (2010 - $1,887) of imputed interest at 5.25% relating to these amounts owing.

c)	On August 19, 2009, the President and CFO assigned $375,000 of debt owing to them by the Company to personal creditors in full payment of amounts owing to these creditors (see Note 4(b)).

4.  Common Stock

a)
On January 25, 2009, the Company issued 10,000,000 restricted shares of Class A common stock under the agreement described in Note 6(b). On July 25, 2009, the Company issued 5,000,000 restricted shares of Class A common stock under this agreement. The fair value of the restricted shares issued was estimated to be $438,393. Under the amended agreement dated December 31, 2009, the Company issued the remaining 15,000,000 restricted shares of Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339 on the measurement date. As at March 31, 2011, these shares have been presented as Class A common stock on the balance sheet and the estimated fair value of the 30,000,000 shares issued under the agreement of $689,732 has been fully amortized.

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

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(expressed in U.S. dollars)

4.  Common Stock (continued)

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

i)
On July 21, 2010 the Company entered into an investor relations, public relations and corporate communications services agreement commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 restricted shares of Class A common stock. The fair value of these restricted shares was estimated to be $18,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

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

l)	On November 8, 2010, $7,500 of the convertible note dated May 3, 2010 was converted into 2,027,027 shares of Class A common stock.

m)	On January 3, 2011, $10,000 of the convertible note dated May 3, 2010 was converted into 9,090,909 shares of Class A common stock.

n)	On February 4, 2011, $8,000 of the convertible note dated May 3, 2010 was converted into 8,888,889 shares of Class A common stock.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(expressed in U.S. dollars)

4.  Common Stock (continued)

o)	On March 3, 2011, $4,500 of the convertible note dated May 3, 2010 was converted into 6,428,571 shares of Class A common stock.

p)	On March 11, 2011, $7,000 of the convertible note dated May 3, 2010 was converted into 11,666,667 shares of Class A common stock.

q)
Pursuant to the terms of the convertible notes payable disclosed in Note 8, the Company agreed to reserve for future issuance 102,780,105 common shares and may be required to reserve for issuance an additional 468,198,916 common shares which provides, as applicable, for three or five times the amount of common shares issuable upon the full conversion of the notes as at March 31, 2011.

5.  Recapitalization Transaction

On January 1, 2006, HMI entered into an Asset Acquisition Agreement to acquire the business of Freshwater Freshwater, which involves the distribution and marketing of drinking water products and water activation products. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 80,000,000 split-adjusted restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI.

Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805, “Business Combinations”. The acquisition has been accounted for as a continuation of the Freshwater business in accordance with ASC 805. Under recapitalization accounting, Freshwater is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception.

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
March 31, 2011
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

The Agreement expired on January 26, 2011.

c)
In February 2009, the Company entered into an Agency Agreement with Ancizar Rendon Ramirez to act as Agent for FW sales in the Southern Region of Colombia, South America. The Company will pay $1,000 monthly for these consulting services including related sales expenses and a commission of 10% for all collected FW sales initiated by the Agent in the Southern Region of Colombia. The agreement is for a one year term which expired January 31, 2010, is renewable annually and can be terminated by the Company with three months’ notice. In January 2010, the Company agreed to extend the term of this agreement on a month to month basis. In October 2010, both parties agreed to suspend the agreement indefinitely except for the payment of 10% sales commission for collected FW Activator sales.

d)
In July 2009, the Company entered into an Agency Agreement with Luis Alberto Buitrago Gonzalez to act as Agent for FW Activator sales in the Valle de Cauca Region of Colombia, South America. The Company will pay $400 monthly increasing to $600 per month after three months for these consulting services including related sales expenses and a commission of 5% for all collected FW Activator sales initiated by the agent in the Valle de Cauca Region of Colombia. The agreement is for a one year term which expired July 15, 2010, is renewable annually and can be terminated by the Company with three months’ notice. Effective July 2010, the Company agreed to extend the term of this agreement on a month to month basis at $400 per month. Both parties agreed to terminate payments under the agreement as of December 31, 2010 except for the payment of 5% sales commission for collected FW Activator sales.

7.  Economic Dependence

The Company relies solely upon VIQUA - a Trojan Technologies Company (“VIQUA”), as the sole supplier of their drinking water products, ELCE, as the sole supplier of their water activation products and Ozocan Corporation as sole supplier of ozone water treatment systems. VIQUA and ELCE supplied the Company with 100% of the products that the Company offered and sold during the years ended December 31, 2010 and 2009. VIQUA, Ozocan and ELCE are the sole manufacturers and primary developers of the respective technologies in such products. As a result, the Company could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the suppliers or by the deterioration or termination of its relationship with the suppliers.

The Agreement with ELCE expired on January 26, 2011 and both parties are currently discussing a new agreement.

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(expressed in U.S. dollars)

8.  Convertible Notes Payable

a)
On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 1, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,645,161 shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value was accreted over the term of the convertible debenture up to its face value of $55,000. From November 8, 2010 through March 31, 2011 a total of $37,000 of this convertible note was converted into 38,102,153 Class A common shares. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $18,000 and $3,304, respectively.

On February 1, 2011, the Company defaulted on its repayment of the convertible note dated May 3, 2010. The note’s principal and interest outstanding at March 31, 2011 amounted to $21,100.

b)
On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 10,692,464 shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value was accreted over the term of the convertible debenture up to its face value of $35,000. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,000 and $2,140, respectively.

On February 21, 2011, the Company defaulted on its repayment of the convertible note dated May 18, 2010. The note’s principal and interest outstanding at March 31, 2011 amounted to $37,140.

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

c)
On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 26,785,714 shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,666. The carrying value will be accreted over the term of the convertible debenture up to its face value of $30,000. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $27,731 and $1,716, respectively. On April 19, 2011, the Company defaulted on its repayments of the convertible note dated July 14, 2010. (See Note 9(b)).

Freshwater Technologies, Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(expressed in U.S. dollars)

8.  Convertible Notes Payable (continued)

d)
On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 10, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The note is convertible into shares of the Company’s Class A common stock at a 45% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 28,291,211 shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,750 as additional paid-in capital and reduced the carrying value of the convertible debenture to $1,250. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $10,623 and $1,129, respectively.

9.  Subsequent Events

a)
On April 19, 2011, the Company defaulted on its repayment of the convertible note dated July 14, 2010. (See Note 8 (c))  The note’s principal and interest outstanding at April 19, 2011 amounted to $31,835.

b)	On April 19, 2011, $7,000 of the convertible note dated May 3, 2010 was converted into 11,666,667 shares of common stock in accordance with the terms of the convertible note agreement.

c)
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

On April 25, 2011, the Company entered into an agreement of purchase and sale with Christopher Martinez, the President and the owner of the assets and business of Agent155, to replace the letter of intent. Pursuant to this agreement, the structure of the transaction was amended such that the Company agreed to acquire certain assets of Agent155 directly from Mr. Martinez in exchange for 100,000,000 shares of the Company’s common stock and additional consideration. This agreement was amended on May 6, 2011, pursuant to which the Company agreed to issue a total of 100,000,000 post-consolidation shares to Mr. Martinez, on the basis of 1,000 pre-consolidation shares being consolidated into 1 post-consolidation share. The Company will initially issue 125,000,000 pre-consolidation shares to Mr. Martinez (equivalent to 125,000 post-consolidation shares), and will subsequently issue a debt instrument to him that is convertible into 99,875,000 post-consolidation shares.

Thefollowing is a description of the other material terms and conditions of the amended agreement:

●
Mr. Martinez will pay approximately $63,000 of the Company’s accounts payable and accrued interest as described in the agreement, as well as the invoices of its legal, edgarizing and filing service providers;

●	the Company will obtain shareholder approval to change our name to “Agent155 Media Corp.”;

●	the Company’s officers and directors will resign and Mr. Martinez will appoint its new Board of Directors;

●	the Company will enter into consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli on terms and conditions agreeable to the parties, acting reasonably and in good faith;

●	the Company will obtain shareholder approval for the transactions contemplated by the agreement, if required by applicable laws;

●
the Company will enter into an agreement of purchase and sale with Brian Robertson and Max Weissengruber pursuant to which the Company will sell the inventory and assets related to its water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823;

●
the Company will enter into an agreement with or obtain approval from its creditors in all outstanding convertible notes that will allow the Company to carry out the transactions contemplated by the amended agreement; and

●	the Company and Mr. Martinez will each be reasonably satisfied with their respective due diligence investigation and review of the other.

The amended agreement may be terminated at any time prior to the closing date by mutual agreement of the parties, by either party in the event of a material breach of the agreement by the other party, or by either party if the transactions contemplated by the agreement have not been consummated prior to June 30, 2011.

d)
On May 11, 2011, the Company’s Board of Directors approved the cancellation of the Company’s authorized Class B common stock of 100,000,000 common shares and an increase in the Company’s authorized Class A Common Stock to 400,000,000 common shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” refer to Freshwater Technologies, Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on December 10, 1999 under the name HMI Technologies Inc. From our incorporation until January 1, 2006, we sought out prospective businesses with which to enter into a merger or business combination. On January 1, 2006, we entered into and closed an asset sale agreement with Max Weissengruber and D. Brian Robertson, whereby we acquired all of the assets related to the business as operated by Mr. Weissengruber and Mr. Robertson under the name “Freshwater Technologies” in consideration for the issuance of 40,000,000 common shares to each individual. Following the closing of the asset sale agreement, we commenced the business of distributing and selling drinking water products and water activation products. On July 5, 2006, we changed our name from HMI Technologies Inc. to Freshwater Technologies, Inc. to better reflect our new business direction. Following the closing of the asset sale agreement, we appointed Mr. Weissengruber as our President and director and Mr. B. Robertson as our Chief Financial Officer and director.

Current Business

We are a distributor of water treatment products to local distributors and retailers for industrial, manufacturing productivity, agricultural, commercial and household applications. Max Weissengruber, our President, is responsible for day-to-day business operations with specific responsibilities for marketing communications, website maintenance, investor relations and liaison with regulatory agencies. Brian Robertson, our Chief Financial Officer, is responsible for budgeting, treasury and comptroller functions. He also fills the specific role of Vice President of Sales, local distributor relations, training and sales support. Douglas Robertson, our Secretary, maintains corporate records and documentation of business decisions. These officers and directors are capable of managing our current level of business much of which is conducted by our local distributors and supported by our Vice President of Sales, our Director of Marketing for Latin America and our Southern Colombian sales agents.

We currently offer three product lines consisting of drinking water treatment products and water activation products. The drinking water treatment products feature Sterilight branded ultra violet products that are supplied to us by VIQUA, a manufacturer based out of Guelph, Ontario, Canada. Sterilight branded ultraviolet water treatment systems incorporate ultraviolet light energy that eradicates harmful microbiological contaminants in drinking water. Traditional disinfectant methods, such as chlorination, react with natural organic matter to produce objectionable taste and odor and also form substances with known carcinogenic properties such as trihalomethane. Genetic components in organisms carry hereditary characteristics that are copied and transmitted from each cell of water borne contaminants such as bacteria, viruses and parasites. The Sterilight ultraviolet lamp emits powerful ultraviolet light energy which, when absorbed by these contaminants, causes disruption of the DNA structure of those contaminants preventing reproduction. It is the prevention of reproduction by microbial contaminants that renders ultraviolet treated water safe for human consumption. Sterilight lamps provide consistent UV output over the 9,000 hour life of the lamp and uniform temperature distribution calculated to achieve the desired levels of decontamination.
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

Our water activation products are designed to improve the operating efficiency of commercial and industrial boilers and refrigeration systems without the use of chemicals as well as improving significantly the productivity results in certain manufacturing operations and agricutural Greenhouse facilities. Our water activation products are supplied by ELCE International Corp. (“ELCE”). In July, 2009 ELCE agreed to supply us with its own FW branded water activation technology known as FW Aqua Transformers. We order units from ELCE which are then shipped against customer orders or shipped directly to one of our local distributors located in Argentina, Chile, Colombia, Costa Rica, Panama and Peru. FW water activation treatment systems remove rust, scale and corrosion within heating and cooling systems. Additionally, FW Aqua Transformers improve productivity in both agricultural and manufacturing operations due to the FW Aqua Transformer’s capability to reduce the number of clusters in water molecules and reduce water surface tension. The FW Aqua Transformer units, which range in water flow capacity from 11 liters per minute to over 2,000 liters per minute, change water properties physically without removing or adding chemical impurities or minerals.

We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW Aqua Transformers.

In January 2009, we signed a Joint Venture Agreement with ELCE, the company who has been our significant supplier for a number of years. In July 2009, we were approved for a private labelling program whereby all water activators made for our rental or sale would now be labelled FW Aqua Transformers. In July, we introduced a FW Aqua Transformer rental program to our distributors and, as a result, we will inventory rental units installed by our distributors at their customers. Pursuant to the Joint Venture Agreement, ELCE will supply its FW Aqua Transformer units at manufacturer’s cost to us and will participate with us to market and sell FW products in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. ELCE has compiled technical information on water activator equipment installed worldwide in a variety of commercial, industrial, agricultural and aquacultural applications. We intend to target industries and companies for whom ELCE has already provided effective solutions in terms of eliminating or reducing encrustations and corrosion, improving energy efficiency and improving productivity and output. Our Joint Venture Agreement with ELCE expired on January 25, 2011, but we have verbally agreed to work together in advancing the water activation products.

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

In manufacturing and agricultural operations, as a result of FW-activated water decreasing the surface tension of the water and reducing the number of clusters in a water molecule, productivity is increased in many applications.

Although our Joint Venture Agreement with ELCE expired on January 25, 2011, we continue to work with ELCE under a verbal non-exclusive distribution agreement. We have formalized our relationships with VIQUA and Ozocan Corporation pursuant to non-exclusive distribution agreements. We also offer a full line of accessories, replacement parts and services compatible with all types of our water treatment systems.

Currently, we market our products through local distributors and agents in Argentina, Chile, Columbia, Costa Rica, Panama and Peru. These specific markets were selected because we have the ability to conduct business in Spanish and have been able to enter into business relationships with firms and individuals with existing commercial customers and the technical resources to sell, install and service our products. In addition, Central and South America are areas where the depth and breadth of competitive products is not as intense as other more developed markets such as North America and Europe. All of our product lines are chemical-free technologies which are gaining more and more support by the general public and increased regulatory attention. Once we have secured the interest of potential local distributors, our Vice President of Sales and/or our Director of Marketing and Sales for Latin America visits the country in question to determine if the potential local partner has an existing business with the required technical capability to represent our products. Our initial focus is in the water activation products area since our activators for boiler and refrigeration/cooling products are already being sold by local distributors and we are testing activators in the manufacturing and agricutural areas. Once an agreement is signed, our Vice President of Sales or Director of Latin American Marketing delivers on site training programs for each local distributor and regularly accompanies local partners on sales presentations to answer questions and provide technical support. We receive ongoing product and technical support from ELCE which is usually provided in Spanish. Communication with local distributors is maintained on a regular basis with quick responses to questions or inquiries from our distributors.

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

To date, the cost of our FW Aqua Transformers compare with other methods of treating scale, rust and corrosion in heating and cooling systems and are a one time cost when compared with the never ending cost of chemicals in chemical methods of removing such water based encrustations. We have learned that industrial and commercial customers are financially able to purchase our water activation products which cost a very small amount when compared with the cost they pay for boiler and refrigeration equipment. In addition, FW Aqua Transformers are designed to maximize operational efficiency by removing rust, scale and corrosion which can increase energy costs and cause production shutdowns and reduce the equipment life of water-based heating and cooling systems.

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

We believe that we can develop a distribution network by offering proven chemical-free and competitively-priced products to our distributors. Through our distribution network, we hope to derive recurring sales and rental revenue from sources, such as servicing potable water equipment, the sale of replacement parts, filters and other consumables. Our distribution network may enable us to offer appropriate solutions to water problems for residential and commercial customers through a combination of testing, product selection, installation, monitoring and service. We also intend to use a distribution network as a way to consider new product lines and enter new markets once a determination of potential need has been made. Distributors are requested to purchase all their requirements for water treatment products from us. As we do not manufacture our products, we are not required to invest in capital intensive infrastructure that is necessary to complete the manufacturing process. We will only purchase limited quantities of replacement filters and lamps for our water purification products for inventory as our distributors will be inventorying the majority of replacement parts. We will purchase all other finished product from our three supplier-manufacturers in quantities sufficient to satisfy product orders of our customers except for rental FW Aqua Transformers.

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

On April 25, 2011, we entered into an agreement of purchase and sale with Christopher Martinez, the President and the owner of the assets and business of Agent155, to replace the letter of intent. Pursuant to this agreement, the structure of the transaction was amended such that we agreed to acquire certain assets of Agent155 directly from Mr. Martinez in exchange for 100,000,000 shares of our common stock and additional consideration. We amended this agreement on May 6, 2011 by agreeing to issue a total of 100,000,000 post-consolidation shares to Mr. Martinez, on the basis of 1,000 pre-consolidation shares being consolidated into 1 post-consolidation share. We will initially issue 125,000,000 pre-consolidation shares to Mr. Martinez (equivalent to 125,000 post-consolidation shares), and will subsequently issue a debt instrument to him that is convertible into 99,875,000 post-consolidation shares.

The following is a description of the other material terms and conditions of the amended agreement:

●	Mr. Martinez will pay approximately $63,000 of our accounts payable and accrued interest as described in the agreement, as well as the invoices of our legal, edgarizing and filing service providers;

●	we will obtain shareholder approval to change our name to “Agent155 Media Corp.”;

●	our officers and directors will resign and Mr. Martinez will appoint our new Board of Directors;

●	we will enter into consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli on terms and conditions agreeable to the parties, acting reasonably and in good faith;

●	we will obtain shareholder approval for the transactions contemplated by the agreement, if required by applicable laws;

●
we will enter into an agreement of purchase and sale with Brian Robertson and Max Weissengruber pursuant to which we will sell the inventory and assets related to our water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823;

●
we will enter into an agreement with or obtain approval from our creditors in all outstanding convertible notes that will allow us to carry out the transactions contemplated by the amended agreement; and

●	Mr. Martinez and us will each be reasonably satisfied with their respective due diligence investigation and review of the other.

The amended agreement may be terminated at any time prior to the closing date by mutual agreement of the parties, by either party in the event of a material breach of the agreement by the other party, or by either party if the transactions contemplated by the agreement have not been consummated prior to June 30, 2011.

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

The completion of the transactions contemplated by the amended agreement of purchase and sale, including the closing of the acquisition of the assets of Mr. Martinez, is subject to continued due diligence by both Mr. Martinez and us.

Results of Operations

Revenue

We generated revenues of $nil for the three month period ended March 31, 2011, compared to revenues of $220 for the three month period ended March 31, 2010. Our cost of sales for the three month period ended March 31, 2011 was $nil, compared to $133 for the three month period ended March 31, 2010.

The 2010 revenue was generated from sales of our drinking water products.

Operating Costs and Expenses

The major components of our revenue and expenses for the three month periods ended March 31, 2011 and March 31, 2010 and from our inception until March 31, 2010 are outlined in the table below:

	Three Months Ended March 31		Accumulated from January 21, 2005 (Date of Inception) to March 31,
	2011	2010	2011

Revenue	$-	$220	$477,307
Cost of Sales	-	133	214,999
Gross Profit	-	87	262,308

Expenses
Amortization of intangible assets	22,676	85,035	689,732
Consulting	9,000	9,000	292,000
General and administrative	32,641	42,077	583,344
Imputed interest	2,584	1,887	117,770
Marketing and sales	35,350	67,536	723,401
Professional fees	20,820	30,550	279,466
Commission Expense	-	-	5,900
Bad debts expense (recovery)	(7,200)	(3,350)	333,328
Total Expenses	115,871	232,735	3,024,941

Net Loss From Operations	(115,871)	(232,648)	(2,762,633)

Other Income
Gain on settlement of debt	-	-	99,709
Accretion of discounts on convertibles	(25,985)	-	(85,437)
Net Loss	$(141,856)	$(232,648)	$(2,748,361)

For the three months ended March 31, 2011, our operating expenses totalled $115,871, compared to $232,735 for the three months ended March 31, 2010. Amortization of intangible assets representing costs incurred to acquire product distribution rights under our joint venture agreement with ELCE amounted to $22,676 for the three months ended March 31, 2011, compared to $85,035 for the three months ended March 31, 2010 with the decrease attributable to the expiration of the joint venture agreement on January 25, 2011. Our professional fees amounted to $20,820 for the three months ended March 31, 2011, compared to $30,550 for the three months ended March 31, 2010, while our marketing and sales expenses were $35,350 and $67,536, respectively. The $32,186 decrease in the latter expenses is attributable to a decrease of $1,443 as a result of the expiration of a one year marketing consulting services agreement, a decrease of $24,300 in costs relating to the termination of our joint venture agreement with ELCE, a decrease of $2,153 in travel expenses fees for our Director of Latin America sales and a decrease of $4,290 in all other marketing/sales costs.

Our general and administrative expenses were $32,641 during the three months ended March 31, 2011, compared to $42,077 for the three months ended March 31, 2010. This decrease is primarily due to the expiration of a one year business consulting services agreement amounting to $18,181, the expiration of a web developement consulting services agreement amounting to $1,082 and decreased trust company costs and shareholder communication costs of $7,356, as offset by increased costs of a technical services consulting agreement of $14,151 and increased costs of interest on convertible notes of $3,032. Imputed interest on directors’ loans was $2,584 for the three months ended March 31, 2011, compared to $1,887 for the same period in 2010, due to larger amounts owing to directors during our current fiscal year.  For the three months ended March 31, 2011 we recovered $7,200 of sales previously written off, compared to $3,350 for the three months ended March 31, 2010.

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010

Current Assets	$132,368	$172,374
Current Liabilities	410,701	363,612
Working Capital (Deficiency)	$(278,333)	$(191,238)

Our total assets at March 31, 2011 were $132,368, compared to $195,050 at December 31, 2010. The decrease in our total assets of $62,682 is attributable to the following changes:

●
a $39,879 decrease in our prepaid consulting fees resulting from the issuance of our common stock for one-year consulting services agreements with three consultants and a six-month agreement with one consultant, extended to one year in October 2010 under an equity incentive plan entitled the 2010 Non-Qualified Stock Plan;

●	a $22,676 decrease in our intangible assets as described below:

On January 25, 2009, we issued 10,000,000 restricted shares of our Class A common stock under the joint venture agreement with ELCE. On July 25, 2009, we issued 5,000,000 restricted shares of our Class A common stock under this agreement. The fair value of the restricted shares issued was estimated to be $438,393. Under the agreement, we issued a final 15,000,000 restricted shares of our Class A common stock on January 25, 2010. The fair value of these restricted shares was estimated to be $251,339. As at March 31, 2011, these shares are presented as Class A common stock on the balance sheet. The estimated fair value of the 30,000,000 shares issued and to be issued under the agreement of $689,732 has been amortized as of March 31, 2011.

●	an increase of $2 in our cash and a decrease of $129 in our receivables.

Our liabilities at March 31, 2011 were $410,701, compared to $363,612 at December 31, 2010. The increase of $47,089 is due to a decrease of $3,515 in discounted convertible notes payable, an increase in a loan payable of $26,476 and an increase of $25,746 due to our directors and officers, as offset by a decrease in our accrued liabilities of $1,618. The amounts due to our directors and officers total $199,619 and are non-interest bearing, unsecured and have no specific terms for repayment.

As of March 31, 2011, we had $373 in cash on hand and negative working capital of $278,333, compared to $371 in cash on hand and negative working capital of $191,238 as of December 31, 2010. We anticipate that we will require approximately $1,000,000 to $1,400,000 for our operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating.

On May 3, 2010, we issued a $55,000 convertible note with a maturity on February 1, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The note was convertible into shares of our Class A common stock at a 40% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for our common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to us. Pursuant to the terms of the note, we agreed to reserve for future issuance 10,645,161 shares of our Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. We are required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. We recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value was accreted over the term of the convertible debenture up to its face value of $55,000. From November 8, 2010 through March 31, 2011 a total of $37,000 of this convertible note was converted into 38,102,153 of our Class A common shares. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $18,000 and $3,304, respectively.

On February 1, 2011, we defaulted on our repayment of the convertible note dated May 3, 2010. The       note’s principal and interest outstanding at February 1, 2011 amounted to $21,100.

On May 18, 2010, we issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The note was convertible into shares of our Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for our common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to us. Pursuant to the terms of the note, we agreed to reserve for future issuance 10,692,464 shares of our Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. We are required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. We recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value was accreted over the term of the convertible debenture up to its face value of $35,000. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,000 and $2,140, respectively.

On February 21, 2011, we defaulted on our repayment of the convertible note dated May 18, 2010. The note’s principal and interest outstanding at February 21, 2011 amounted to $37,140.

On June 22, 2010, pursuant to the terms of the May 3, 2010 and May 18, 2010 notes, we agreed to reserve for future issuance 47,703,180 common shares which provided for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. We are required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

On July 14, 2010, we issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The note is convertible into shares of our Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for our common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to us. Pursuant to the terms of the note, we agreed to reserve for future issuance 26,785,714 shares of our Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. We are required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. We recognized the intrinsic value of the embedded beneficial conversion feature of $18,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,666. The carrying value will be accreted over the term of the convertible debenture up to its face value of $30,000. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $27,731 and $1,716, respectively. On April 19, 2011, we defaulted on our repayment of the convertible note dated July 14, 2010.

On September 7, 2010, we issued a $25,000 convertible note with a maturity on June 10, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The note is convertible into shares of our Class A common stock at a 45% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for our common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to us. Pursuant to the terms of the note, we agreed to reserve for future issuance 28,291,211 shares of our Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. We are required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. We recognized the intrinsic value of the embedded beneficial conversion feature of $23,750 as additional paid-in capital and reduced the carrying value of the convertible debenture to $1,250. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at March 31, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $10,623 and $1,129, respectively.

Pursuant to the terms of the convertible notes payable, we agreed to reserve for future issuance 102,780,105 common shares and may be required to reserve for issuance an additional 468,198,916 common shares which provides, as applicable, for three or five times the amount of common shares issuable upon the full conversion of the notes as at March 31, 2011.

In May 2010, we entered into a six month Public Relations and Corporate Communication Service Agreement whereby we issued 9,000,000 restricted shares of our Class A common stock to Equitytrend Advisors LLC. The fair value of these restricted shares was estimated to be $180,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

On July 21, 2010, we entered into an investor relations, public relations and corporate communications services agreement with Mica Capital Partners LLC commencing July 22, 2010 for a period of three months in exchange for the issuance of 2,000,000 of our restricted common shares. The fair value of these restricted shares was estimated to be $18,000 as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

On August 17, 2010, we entered into a debt settlement and subscription agreement, whereby we agreed to issue 4,100,000 Class A common shares at a fair value of $0.01 per share in consideration of the settlement of $41,000 owing as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

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

Cash Flows

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash provided (used) in Operating Activities	$(34,221)	$(61,088)
Cash used by Investing Activities	-	-
Cash provided (used) by Financing Activities	34,223	61,440
Net Increase (Decrease) in Cash	$2	$352

Operating Activities

We spent $34,221 in cash on our operating activities for the three months ended March 31, 2011, compared to $61,088 for the three months ended March 31, 2010.

Financing Activities

We received $34,223 in cash from financing activities for the three months ended March 31, 2011, compared to $61,440 for the three months ended March 31, 2010. For the three months ended March 31, 2011, a non-interst bearing demand loan of $26,477 and net advances by two directors of $8,746 provided these financing activities while during the three months ended March 31, 2010 financing was provided by a non-interest bearing loan of $41,000 and net advances from two directors of $20,440.

Non-Cash Investing and Financing Activities

During the three months ended March 31, 2010, we issued an aggregate of 13,000,000 common shares pursuant to three consulting agreement for services to be rendered over a one year period. These shares were issued under our 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

On June 7, 2010, we issued 5,000,000 shares of our common stock for technical environmental consulting services to be rendered over a six month period. The shares were issued under our 2010 Stock Plan registered on Form S-8 on January 20, 2010. On October 7, 2010, we extended the technical environmental consulting services agreement by issuing a further 5,000,000 shares to the consultant for services to be rendered over an additional six month period to June 6, 2011. These shares were also issued under our 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

The estimated fair value of the common stock issued for the four consulting services agreements amounted to $306,500.

On May 5, 2010, we entered into an agreement with Equititrend Advisors, LLC whereby Equititrend agreed to provide public relations and communications services to us for a period of six months in consideration for the issuance of 9,000,000 shares of our common stock. The estimated fair value of the common stock issued for these consulting services amounted to $180,000.

On July 21, 2010, we entered into a three month investor relations, public relations and corporate communications services agreement with Mica Capital Partners LLC in exchange for the issuance of 2,000,000 restricted shares of our common stock. The estimated fair value of the common stock issued for these consulting services amounted to $18,000.

On August 17, 2010, we entered into a debt settlement and subscription agreement, whereby we agreed to issue 4,100,000 Class A shares of our common stock at a fair value of $0.01 per share in consideration of the settlement of $41,000 owing as determined using the closing market price of the shares on the measurement date, being the date of the agreement.

From November 8, 2010 through April 19, 2011 a total of $44,000 of the May 3, 2010 convertible note payable was converted into 49,768,820 Class A shares of our common stock.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Estimated Working Capital Expenditures During the Next 12 Months

We estimate our future expenditures for the next 12 months as follows:

Operating expenditures
Marketing	$400,000 - 550,000
General and Administrative	$50,000 - 75,000
Legal and Accounting	$50,000 - 75,000
Working capital	$400,000 - 500,000
Repayment of Directors’ Advances	$100,000 - 200,000
Total	$1,000,000 - 1,400,000

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars and Euros. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

We recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, Revenue Recognition, and SAB 104. The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for FW products, the customer pays all costs from arrival point in the country to which the FW products are shipped. We evaluate the collectibility of accounts receivable based on a combination of factors. In cases where the we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience.

Intangible Assets

Intangible assets represent costs incurred to acquire product distribution rights under the agreement disclosed in Note 6(b) to our financial statements amounting to $689,732. The useful life of the product distribution rights acquired was estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the quarter ended March 31, 2011, we recognized $22,676 in amortization expense in relation to these assets as compared to $85,035 amortization expense for the quarter ended March 31, 2010. The agreement expired January 26, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

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

We have no external evaluations, however, we conduct management internal reviews annually. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the conclusions of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our disclosure controls and procedures are made at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, or any owner of record of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

During the three months ended March 31, 2011, we received a loan in the amount of $26,476. The loan is non-interest bearing, unsecured and due on demand.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-laws
3.3*	Certificate of Amendment filed with the Nevada Secretary of State dated May 12, 2011
10.1(1)	Supplier Agreement with ELCE International Inc. dated August 18, 2001
10.2(1)	Distribution Agreement with Avila S.T.E.M., S.A. dated February 1, 2005
10.3(1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4(1)	Distribution Agreement with JEUFI International, S.A. dated June 22, 2005
10.5(1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6(1)	Asset Sale Agreement with Max Weissengruber and D. Brian Robertson dated January 1, 2006
10.7(1)	Consulting Agreement with D. Brian Robertson dated January 1, 2006
10.8(1)	Agreement with Max Weissengruber dated January 1, 2006.
10.9(2)	Distribution Agreement with Watergeeks Laboratories Inc. dated October 9, 2008
10.10(3)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008
10.11(4)	Joint Venture Agreement with ELCE International Corp. dated January 25, 2009
10.12(5)	Form of Debt Settlement Agreement
10.13(6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 5, 2010
10.14(6)	Convertible Promissory Note with Asher Enterprises Inc. dated May 5, 2010
10.15(7)	Agreement with Equititrend Advisors, LLC dated May 5, 2010
10.16(8)	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 18, 2010
10.17(8)	Convertible Promissory Note with Asher Enterprises Inc. dated May 18, 2010
10.18(9)	Securities Purchase Agreement with Asher Enterprises Inc. dated July 14, 2010
10.19(9)	Convertible Note dated July 14, 2010
10.20(10)	Service Agreement with Mica Capital Partners LLC dated July 21, 2010
10.21(11)	Securities Purchase Agreement with Asher Enterprises Inc. dated September 7, 2010
10.22(11)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 7, 2010
10.23(12)	Form of Debt Settlement and Subscription Agreement
10.24(13)	Consulting Agreement with Michael Borrelli dated January 11, 2010
10.25(13)	Consulting Agreement with Nand Shankar dated February 22, 2010
10.26(13)	Consulting Agreement with Marina Ricci dated February 22, 2010
10.27(13)	Consulting Agreement with Graham Linttell dated June 7, 2010
10.28(13)	Extension Agreement dated October 7, 2010 to Consulting Agreement with Graham Linttell dated June 7, 2010
10.29(14)	Letter of Intent with Agent155 Media Corp. dated March 7, 2011
10.30(14)	Approval to file Letter of Intent with Agent155 Media Corp. dated April 14, 2011
10.31(15)	Agreement of Purchase and Sale with Christopher Martinez dated April 25, 2011
10.32*	Amendment Agreement of Purchase and Sale with Christopher Martinez dated May 6, 2011
31.1*	Certification of Max Weissengruber pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of D. Brian Robertson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Max Weissengruber pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of D. Brian Robertson pursuant Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on October 16, 2008.
(3)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
(4)	Filed as an exhibit to our Form 8-K filed on February 10, 2009.
(5)	Filed as an exhibit to our Form 10-Q filed on November 16, 2009.
(6)	Filed as an exhibit to our Form 8-K filed on May 11, 2010.
(7)	Filed as an exhibit to our Form 8-K filed on May 12, 2010.
(8)	Filed as an exhibit to our Form 8-K filed on May 25, 2010.
(9)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10970146).
(10)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10971361).
(11)	Filed as an exhibit to our Form 8-K filed on September 10, 2010.
(12)	Filed as an exhibit to our Form 8-K filed on October 19, 2010.
(13)	Filed as an exhibit to our Form 8-K filed on October 26, 2010.
(14)	Filed as an exhibit to our Form 10-K filed on April 14, 2011.
(15)	Filed as an exhibit to our Form 8-K filed on April 27, 2011.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESHWATER TECHNOLOGIES, INC.

Date: May 13, 2011	By:	/s/ Max Weissengruber
Max Weissengruber
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ D. Brian Robertson
D. Brian Robertson
Treasurer, Chief Financial Officer, Vice-President of Sales and Director (Principal Accounting Officer and Principal Financial Officer)