Form 10-Q
period 2011-06-30
AGENT155 MEDIA CORP.
filed 2011-08-15
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

(  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File No.  000-53871

AGENT155 MEDIA CORP.
(Exact name of registrant as specified in its charter)
Nevada	98-0508360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1555 California St., Suite #309, Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)
(646) 770-5518
(Registrant’s telephone number, including area code)
Freshwater Technologies Inc. 30 Denver Crescent, Suite 200, Toronto, Ontario, Canada M2J 1G8
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

Yes (X)     No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ( )     No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	( )	Accelerated filer	( )
Non-accelerated filer	( )	Smaller reporting company	(X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )   No (X)

(The accompanying notes are an integral part of these financial statements)

As of August 15, 2011, there were 103,065,310 shares of common stock, par value $0.001, outstanding.

(The accompanying notes are an integral part of these financial statements)

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

Agent155 Media Corp.

(formerly Freshwater Technologies, Inc.)

(A Development Stage Company)

June 30, 2011

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	(Unaudited) June 30, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	–	371
Receivables	–	4,071
Inventory	–	115,823
Prepaid consulting fees	–	52,109

Total Current Assets	–	172,374
Intangible Assets-Multimedia (Notes 2(m),4(i) and 8)	1,145,823	–
Intangible Assets-Water (Note 2(l))	–	22,676

Total Assets	1,145,823	195,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	183,695	81,513
Accrued liabilities	21,069	13,357
Convertible notes payable (Note 7)	98,500	94,869
Due to related parties (Note 3(b))	82,296	173,873

Total Liabilities	385,560	363,612

Commitments and Contingencies (Notes 1, 3(a) and 6)

Subsequent Events (Note 10)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5) Authorized: 400,000,000 common shares, with a par value of $0.001 Issued and outstanding: 96,500 (386,238,730 pre-consolidation) shares (2010 – 51,812 (207,247,027 pre-consolidation) shares)	97	207,247

Common Stock Issuable	99,969	–

Additional Paid-in Capital	3,535,559	2,230,696

Deficit Accumulated During the Development Stage	(2,875,362)	(2,606,505)

Total Stockholders’ Equity (Deficit)	760,263	(168,562)

Total Liabilities and Stockholders’ Equity (Deficit)	1,145,823	195,050

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	Accumulated from January 21, 2005 (Date of Inception) to June 30, 2011	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Amortization of intangible assets	9,177	9,177	–	9,177	–
General and administrative	611,052	27,708	100,401	60,349	142,478
Imputed interest (Note 3(b))	118,867	1,097	1,917	3,681	3,804
Professional fees (Note 3(c))	353,159	73,693	17,875	94,513	48,425
Total Expenses	1,092,255	111,675	120,193	167,720	194,707

Net Loss From Operations	(1,092,255)	(111,675)	(120,193)	(167,720)	(194,707)

Other Income (Expenses)
Gain on settlement of debt Accretion of discounts on convertibles (Note 7)	99,709 (102,083)	– (16,646)	– (6,265)	– (42,631)	– (6,265)

Net Loss From Continuing Operations	(1,094,629)	(128,321)	(126,458)	(210,351)	(200,972)

Discontinued Operations (Note 9)
Loss from discontinued operations	(1,786,553)	(4,500)	(128,936)	(64,326)	(287,070)
Gain on disposal of discontinued operations	5,820	5,820	–	5,820	–

	(1,780,733)	1,320	(128,936)	(58,506)	(287,070)

Net Loss	(2,875,362)	(127,001)	(255,394)	(268,857)	(488,042)

Net Loss Per Share – Basic and Diluted		(1.69)	(5.43)	(4.07)	(10.85)

Weighted Average Shares Outstanding		75,000	47,000	66,000	45,000

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	$	$

Operating Activities

Net loss from continuing operations	(210,351)	(200,972)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discounts on convertible debentures (Note 7)	42,631	6,265
Amortization of intangible assets	9,177	–
Imputed interest	3,681	3,804
Non cash consulting costs	52,109	154,690

Changes in operating assets and liabilities:

Accounts receivable	129	–
Other receivables	–	280
Inventory	–	3,624
Accounts payable and accrued liabilities	120,028	(17,128)
Due to related parties	18,000	36,000

Net Cash Provided (Used) By Operating Activities	35,404	(13,437)

Investing Activities
Sale of water business assets to related parties (Note 9)	115,823	–

Financing Activities
Proceeds from issuance of convertible notes (Note 7)	–	90,000
Proceeds from loan payable	–	41,000
Advances from related parties	13,446	69,042
Repayments to related parties	(123,394)	(65,895)

Net Cash Provided (Used) By Financing Activities	(109,948)	134,147

Increase in Cash from Continuing Operations	41,279	120,710

Decrease in Cash from Discontinued Operations (Note 9)	(41,650)	(116,055)

Cash – Beginning of Period	371	226

Cash – End of Period	–	4,881

Non-cash Investing and Financing Activities:
Issuance of shares and shares issuable for Multimedia assets	1,155,000	–
Issuance of shares for convertible debt	39,000	–
Issuance of shares for consulting contracts	–	454,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

June 30, 2011

(expressed in U.S. dollars)

1.     Nature of Operations and Continuance of Business

On January 1, 2006 Freshwater Technologies, Inc. (formerly HMI Technologies Inc) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 20,000 (80,000,000 pre-consolidation) restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI. Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Under recapitalization accounting, Freshwater was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI. Assets acquired and liabilities assumed are reported at their historical amounts. These financial statements include the accounts of HMI since the effective date of the recapitalization (January 1, 2006) and the historical accounts of the business of Freshwater since inception (collectively, the “Company”). Refer to Note 5.

On May 27, 2011, the Company issued 31,250 (125,000,000 pre-consolidation) shares of its common stock to Christopher Martinez in exchange for the acquisition of certain assets owned by Mr. Martinez.  In exchange for the assets, the Company has also agreed to several post-closing obligations including the completion of a 4000:1 reverse stock split, Company name change to Agent155 Media Corp. and the issuance of a further 99,968,750 common shares to Christopher Martinez following the completion of the reverse stock split.

The Company’s principal business now offers models, performers, artists, athletes, musicians, filmmakers and agencies a multimedia content management solution, providing a collaborative forum for the creative world to network and develop. It provides talent agencies, agents, producers, directors, and recording companies a one-stop location to search and view the profiles and work of emerging talent. The Company plans to produce films, music tours, commercials and various events.

The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operations, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at June 30, 2011, the Company had accumulated losses of $2,875,362 since inception and a working capital deficit of $385,560. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)    Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

On July 22, 2011, the Company effected a 4000 to 1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding capital decreased from 386,238,730 shares of common stock to 96,500 shares of common stock. All share and per share amounts have been retroactively restated to reflect the reverse stock-split.

(The accompanying notes are an integral part of these financial statements)

b)    Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed April 15, 2011 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2011, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2011 and 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

       c)      Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to provision for uncollectible receivables, provision for inventory obsolescence, valuation of distribution rights and intangible multimedia assets, donated expenses, fair values of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)    Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2011, the Company had no cash equivalents.

e)    Basic and Diluted Net Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2011, the convertible notes payable of $98,500 could be converted to approximately 140,000 (560,000,000 pre-consolidation) common shares.

        f)     Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

g)     Inventory

On June 3, 2011, inventory of water activation products and water filters was sold to two previously related parties at cost. The Company has no inventory at June 30, 2011.

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

(The accompanying notes are an integral part of these financial statements)

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

The Company’s financial instruments consist principally of accounts payable, convertible notes payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. During the period ended June 30, 2011, the Company valued convertible notes payable based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

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

j)      Revenue Recognition

The Company recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, “Revenue Recognition”, and SAB 104. The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured. The Company’s shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for FW products, the customer pays all costs from arrival point in the country to which the FW products are shipped. The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. On June 3, 2011, the Company sold all of its water business related assets and liabilities at a net gain of $5,820 (Note 9).

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

(The accompanying notes are an integral part of these financial statements)

         l)     Intangible Assets-Water

Intangible assets-water represents costs incurred to acquire product distribution rights amounting to $689,732. The useful life of the product distribution rights acquired was estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the six months ended June 30, 2011, the Company recognized $22,676 in amortization expense in loss from discontinued operations in relation to these assets as compared to $171,015 amortization expense for the six months ended June 30, 2010. The agreement expired January 26, 2011.

       m)   Intangible Assets - Multimedia

                                Intangible assets-multimedia represents costs incurred to acquire multimedia assets from Christopher Martinez including codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez. The useful life of the multimedia intangible assets acquired was estimated by management to be ten years from the date of the Agreement to acquire the assets, June 1, 2011. Amortization is provided on a straight-line basis over the estimated useful life. During the quarter ended June 30, 2011, the Company recognized $9,177 in amortization expense in relation to these assets as compared to $nil amortization expense for the quarter ended June 30, 2010.

n)    Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which amends the ASC Topic 820, “Fair Value Measurements and Disclosures”. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have a material effect on the Company’s financial statements.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.             Related Party Transactions

a)     The Company entered into consulting agreements with the former President and former CFO of the Company.  Under these agreements, both the former President and former CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2011. The former President and former CEO of the Company agreed to terminate these consulting agreements effective April 1, 2011. For the six months ended June 30, 2011, the Company recorded $9,000 (June 30, 2010 - $18,000) of consulting expense and $9,000 (June 30, 2010 - $18,000) as marketing and sales expense.

b)     As at June 30, 2011, the Company was indebted to related parties of the Company for $82,296 (June 30, 2010 - $146,450) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the six months ended June 30, 2011, the Company recorded $3,681 (2010 - $3,804) of imputed interest at 5.25% relating to these amounts owing.

c)     On June 1, 2011, Max Weissengruber, Brian Robertson and Doug Robertson resigned from their respective positions as officers and directors of the Company, and Christopher Martinez was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director of the Company.

d)     On June 3, 2011, the Company sold and transferred the inventory and other related assets of its water treatment business to Robertson and Weissengruber for an amount totalling $115,823 resulting in a gain on sale of these assets of $5,820 (See Note 9).

4.             Common Stock

a)     On January 3, 2011, $10,000 of the convertible note dated May 3, 2010 was converted into 2,273 (9,090,909 pre-consolidation) shares of Class A common stock.

(The accompanying notes are an integral part of these financial statements)

b)     On February 4, 2011, $8,000 of the convertible note dated May 3, 2010 was converted into 2,222 (8,888,889 pre-consolidation) shares of Class A common stock.

c)     On March 3, 2011, $4,500 of the convertible note dated May 3, 2010 was converted into 1,607 (6,428,571 pre-consolidation) shares of Class A common stock.

d)     On March 11, 2011, $7,000 of the convertible note dated May 3, 2010 was converted into 2,917 (11,666,667 pre-consolidation) shares of Class A common stock.

e)   On April 19, 2011, $7,000 of the convertible note dated May 3, 2010 was converted into 2,917 (11,666,667 pre-consolidation) shares of Class A common stock.

f)     On June 6, 2011, $2,500 of the convertible note dated May 3, 2010 was converted into 1,563 (6,250,000 pre-consolidation) shares of Class A common stock.

g)    Pursuant to the terms of the convertible notes payable disclosed in Note 8, the Company agreed to reserve for future issuance sufficient common shares to provide for full conversion of the notes as at June 30, 2011.

h)    On May 11, 2011, the Company’s Board of Directors approved the cancellation of the Company’s authorized Class B common stock of 100,000,000 common shares and an increase in the Company’s authorized Class A Common Stock to 400,000,000 common shares.

i)      On May 27, 2011, 31,250 (125,000,000 pre-consolidation) shares of Class A common stock were issued to Christopher Martinez in exchange for the acquisition of certain assets owned by Mr. Martinez. In exchange for the assets, the Company has also agreed to and completed several post closing obligations including a 4000 to 1 reverse stock split and the issuance of a further 99,968,750 common shares to Christopher Martinez.

j)      On July 22, 2011, the Company completed a share consolidation on a 4,000 to 1 basis. The number of issued and outstanding shares have been retrospectively restated for all periods presented (See Note 2(a)).

5.             Recapitalization Transaction

On January 1, 2006, HMI entered into an Asset Acquisition Agreement to acquire the business of Freshwater, which involves the distribution and marketing of drinking water products and water activation products. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 20,000 (80,000,000 pre-consolidation) restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI.

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

(The accompanying notes are an integral part of these financial statements)

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

b)    On April 16, 2011, the Company entered into consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli for various advisory services for a period of twelve months from the closing of the purchase and sale agreement with Christopher Martinez (“Closing”). As consideration for the consultants’ services, the Company shall issue an aggregate of 3,000,000 post-consolidation restricted shares to the consultants on Closing (Note 10(e)) and an aggregate of 5,000,000 post-consolidation shares under a S-8 Stock Plan within two business days of filing Form S-8 and will reimburse out of pocket expenses incurred for Company business. The agreements can be terminated by either party with 30 days notice and payment.

7.    Convertible Notes Payable

a)    On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 1, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the note holder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,661 (10,645,161 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value was accreted over the term of the convertible debenture up to its face value of $55,000. From November 8, 2010 through June 30, 2011 a total of $46,500 of this convertible note was converted into 14,005 (56,018,820 pre-consolidation) Class A common shares. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $8,500 and $4,212, respectively.

        On February 1, 2011, the Company defaulted on its repayment of the convertible note dated May 3, 2010. The       note’s principal and interest outstanding at June 30, 2011 amounted to $12,712.

b)    On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the note holder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,673 (10,692,464 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value was accreted over the term of the convertible debenture up to its face value of $35,000. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,000 and $4,867, respectively.

        On February 21, 2011, the Company defaulted on its repayment of the convertible note dated May 18, 2010.  The note’s principal and interest outstanding at June 30, 2011 amounted to $39,867.

(The accompanying notes are an integral part of these financial statements)

On June 22, 2010, pursuant to the terms of the May 3rd and May 18th notes, the Company agreed to reserve for future issuance 11,926 (47,703,180 pre-consolidation) common shares which provided for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

c)     On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the note holder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,666. The carrying value was accreted over the term of the convertible debenture up to its face value of $30,000. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $30,000 and $3,143, respectively.

On April 19, 2011, the Company defaulted on its repayment of the convertible note dated July 14, 2010.  The note’s principal and interest outstanding at June 30, 2011 amounted to $33,143.

d)   On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 11, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The note is convertible into shares of the Company’s Class A common stock at a 45% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the note holder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,750 as additional paid-in capital and reduced the carrying value of the convertible debenture to $1,250. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $25,000 and $1,810, respectively.

        On June 11, 2011, the Company defaulted on its repayment of the convertible note dated September 7, 2010.  The note’s principal and interest outstanding at June 30, 2011 amounted to $26,810.

8.             Asset Acquisition

On March 7, 2011, the Company entered into a letter of intent with Agent155 Media Corp. (“Agent155”) regarding the acquisition of Agent155 in a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code.

On April 25, 2011, the Company entered into an agreement of purchase and sale with Christopher Martinez, the President and the owner of the assets of Agent155, to replace the letter of intent. Pursuant to this agreement, the structure of the transaction was amended such that the Company agreed to acquire certain assets of Agent155 directly from Mr. Martinez in exchange for 100,000,000 shares of the Company’s common stock and additional consideration. This agreement was amended on May 6, 2011, pursuant to which the Company agreed to issue a total of 100,000,000 post-consolidation shares to Mr. Martinez, on the basis of 4,000 pre-consolidation shares being consolidated into 1 post-consolidation share. On May 27, 2011, the Company initially issued 125,000,000 pre-consolidation shares to Mr. Martinez (equivalent to 31,250 post-consolidation shares), and will subsequently issue 99,968,750 post-consolidation shares.

(The accompanying notes are an integral part of these financial statements)

The assets acquired included codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez with an estimated fair value of $1,155,000. The useful life of the multimedia intangible assets acquired was estimated by management to be ten years from the date of the Agreement to acquire the assets, June 1, 2011.

The following is a description of the other material terms and conditions of the amended agreement:

•         Mr. Martinez will pay approximately $63,000 of the Company’s accounts payable and accrued interest as described in the agreement and amounts owing to related parties, as well as the invoices of its legal, edgarizing and filing service providers;

•         the Company will obtain shareholder approval to change our name to “Agent155 Media Corp.”;

•         the Company’s officers and directors resigned June 1, 2011 and Mr. Martinez became the Company’s sole Director;

•         the Company entered into consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli on terms and conditions agreeable to the parties, acting reasonably and in good faith;

•         the Company will obtain shareholder approval for the transactions contemplated by the agreement, if required by applicable laws;

•         the Company entered into an agreement of purchase and sale with Brian Robertson and Max Weissengruber on June 3, 2011 pursuant to which the Company sold the inventory and assets related to its water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823;

•         the Company will enter into an agreement with or obtain approval from its creditors in all outstanding convertible notes that will allow the Company to carry out the transactions contemplated by the amended agreement; and

•         the Company and Mr. Martinez will each be reasonably satisfied with their respective due diligence investigation and review of the other.

9.             Discontinued Operations

On June 3, 2011, the Company sold the inventory and assets related to its water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823. The Company recognized a gain on disposal of the water business related assets of $5,820.

The results of discontinued operations are summarized as follows:

	Accumulated from January 21, 2005 (Date of Inception) to June 30, 2011	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	$	$	$	$	$

Revenue	477,307	–	–	–	220

Cost of Sales	214,999	–	–	–	133

Gross Profit	262,308	–	–	–	87

Expenses Amortization of intangible assets
Amortization of intangible assets	689,732	–	85,980	22,676	171,015
Consulting	292,000	–	9,000	9,000	18,000
Marketing and sales	727,901	4,500	39,306	39,850	106,842
Bad debts expense (recovery)	333,328	–	(5,350)	(7,200)	(8,700)
Commission Expense	5,900	–	–	–	–
Total Expenses	2,048,861	4,500	128,936	64,326	287,157

Net Loss from Discontinued Operations	(1,786,553)	(4,500)	(128,936)	(64,326)	(287,070)

        The gain on disposal is summarized as follows:

(The accompanying notes are an integral part of these financial statements)

Amount $

Consideration Received:
Proceeds from sale of water business assets to related parties	115,823

Net Liabilities:
Cash	(373)
Other receivables	(3,942)
Inventories	(115,823)
Total liabilities	10,135

110,003

Gain on Disposal of Discontinued Operations	5,820

        Cash flows of the discontinued operations are summarized as follows:

	Six Months Ended June 30, 2011 $	Six Months Ended June 30, 2010 $

Operating activities	(41,650)	(116,055)
Investing activities	–	–
Financing activities	–	–

Net Decrease in Cash	(41,650)	(116,055)

10.          Subsequent Events

a)   On July 18, 2011, shareholder approval became effective for all transactions requiring their approval under the purchase and sale agreement with Christopher Martinez.

b)   Effective July 22, 2011, FINRA gave their approval to the 4,000 for 1 stock split and Company name change to Agent155 Media Corp. (See Note 2(a)).

c)     On July 26, 2011, the Company issued 99,968,750 Class A restricted common stock to Christopher Martinez to complete shares owing under the Asset Purchase and Sale Agreement for Multimedia intangible assets.

d)    On July 26, 2011, the Company issued 3,000,000 Class A restricted common stock as partial compensation under the consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli (See Note 6(b)).

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

(The accompanying notes are an integral part of these financial statements)

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

As used in this quarterly report, the terms “we”, “us” and “our” refer to Agent 155 Media Corp.(Freshwater Technologies, Inc.), unless otherwise indicated.

Corporate History

On January 1, 2006 Freshwater Technologies, Inc. (formerly HMI Technologies Inc) (“HMI”) entered into an Asset Acquisition Agreement to acquire the business of Freshwater Technologies (“Freshwater”). HMI was incorporated in the State of Nevada, U.S.A. on December 10, 1999. Effective January 1, 2006, the acquisition of the Freshwater business was completed through the issuance of 20,000 (80,000,000 pre-consolidation) restricted shares of common stock, and as a result, the former owners of the Freshwater business owned approximately 79% of the outstanding common stock of HMI. Prior to the acquisition of Freshwater, HMI was a non-operating shell company with nominal net assets. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Under recapitalization accounting, Freshwater was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of HMI.

On May 27, 2011, the Company issued 31,250 (125,000,000 pre-consolidation) shares of its common stock to Christopher Martinez in exchange for the acquisition of certain assets owned by Mr. Martinez.  In exchange for the assets, the Company has also agreed to several post-closing obligations including the completion of a 4000:1 reverse stock split, Company name change to Agent155 Media Corp. and the issuance of a further 99,968,750 common shares to Christopher Martinez following the completion of the reverse stock split.

The Company’s principal business now offers models, performers, artists, athletes, musicians, filmmakers and agencies a multimedia content management solution, providing a collaborative forum for the creative world to network and develop. It provides talent agencies, agents, producers, directors, and recording companies a one-stop location to search and view the profiles and work of emerging talent. The Company plans to produce films, music tours, commercials and various events.

The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”.

Current Business

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

On April 25, 2011, we entered into an agreement of purchase and sale with Christopher Martinez, the President and the owner of the assets and business of Agent155, to replace the letter of intent. Pursuant to this agreement, the structure of the transaction was amended such that we agreed to acquire certain assets of Agent155 directly from Mr. Martinez in exchange for 100,000,000 shares of our common stock and additional consideration. We amended this agreement on May 6, 2011 by agreeing to issue a total of 100,000,000 post-consolidation shares to Mr. Martinez, on the basis of 4,000 pre-consolidation shares being consolidated into 1 post-consolidation share. We initially issued, on May 27, 2011, 125,000,000 pre-consolidation shares to Mr. Martinez (equivalent to 31,250 post-consolidation shares), and subsequently issued, on July 26, 2011, 99,968,750 post-consolidation shares.

(The accompanying notes are an integral part of these financial statements)

The assets acquired included codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez with an estimated fair value of $1,155,000. The useful life of the multimedia intangible assets acquired was estimated by management to be ten years from the date of the Agreement to acquire the assets, June 1, 2011.

Other material terms and conditions of the agreement which closed on June 1, 2011:

  Agent155 will pay approximately $63,000 of our accounts payable and accrued interest as described in the agreement, as well as the invoices of our legal, edgarizing and filing service providers and amounts owing to previously related parties;
  Company name has been changed to “Agent155 Media Corp.” effective July 27, 2011;
  On June 1, 2011, the Company’s officers and directors resigned and Mr. Martinez became our sole Director;
  Consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli on terms and conditions agreeable to the parties, acting reasonably and in good faith were completed;
  On June 3, 2011, the Company entered into an agreement of purchase and sale with Brian Robertson and Max Weissengruber pursuant to which the inventory and assets related to our water treatment business were sold to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823;
  An agreement with our creditors of all outstanding convertible notes was formalized that allowed the Company to carry out the transactions contemplated by the amended agreement.

On July 22, 2011, the Company effected a 4000 to 1 reverse stock-split of its issued and outstanding common stock. The issued and outstanding capital decreased from 386,238,730 shares of common stock to 96,500 shares of common stock.

Our business now focuses on providing an affordable, high-quality online presence for the global artistic and athletic communities. We intend to stream and redistribute member content through media channels such as television, radio, film, Internet and print. Our mission will be to make this opportunity for exposure, collaboration and networking accessible to everyone, worldwide.

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

(The accompanying notes are an integral part of these financial statements)

General

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

Discontinued Operations

On June 3, 2011, the Company sold the inventory and assets related to its water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823. The Company recognized a gain on disposal of the water business related assets of $5,820.

The results of discontinued operations are summarized as follows:

	Accumulated from January 21, 2005 (Date of Inception) to June 30, 2011	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	$	$	$	$	$

Revenue	477,307	–	–	–	220

Cost of Sales	214,999	–	–	–	133

Gross Profit	262,308	–	–	–	87

Expenses Amortization of intangible assets
Amortization of intangible assets	689,732	–	85,980	22,676	171,015
Consulting	292,000	–	9,000	9,000	18,000
Marketing and sales	727,901	4,500	39,306	39,850	106,842
Bad debts expense (recovery)	333,328	–	(5,350)	(7,200)	(8,700)
Commission Expense	5,900	–	–	–	–
Total Expenses	2,048,861	4,500	128,936	64,326	287,157

Net Loss from Discontinued Operations	(1,786,553)	(4,500)	(128,936)	(64,326)	(287,070)

The gain on disposal is summarized as follows:

Amount $

Consideration Received:
Proceeds from sale of water business assets to related parties	115,823

Net Liabilities:
Cash	(373)
Other receivables	(3,942)
Inventories	(115,823)
Total liabilities	10,135

110,003

Gain on Disposal of Discontinued Operations	5,820

(The accompanying notes are an integral part of these financial statements)

      Cash flows of the discontinued operations are summarized as follows:

	Six Months Ended June 30, 2011 $	Six Months Ended June 30, 2010 $

Operating activities	(41,650)	(116,055)
Investing activities	–	–
Financing activities	–	–

Net Decrease in Cash	(41,650)	(116,055)

Liquidity and Capital Resources

	June 30, 2011	December 31, 2010

Current Assets	$ nil	$ 172,374
Current Liabilities	385,560	363,612
Working Capital (Deficiency)	$(385,560)	$(191,238)

Our total assets at June 30, 2011 were $1,145,823, compared to $195,050 at December 31, 2010. At June 30, 2011 our asset was the Intangible Multimedia Agent155 Assets purchased from Christopher Martinez (as described below) on June 1, 2011.

At December 31, 2010, all of our assets were water business related and were sold June 3, 2011 for a net gain of $5,820.

On May 27, 2011, the Company issued 125,000,000 shares of its pre-consolidation common stock to Christopher Martinez in exchange for the acquisition of certain Intangible assets owned by Mr. Martinez.  In exchange for these assets, the Company also agreed to and completed a 4000:1 reverse stock split,  a name change to Agent155 Media Corp. and issued a further 99,968,750 post consolidation common shares to Christopher Martinez in July 2011.

The fair value of the restricted shares issued and the Intangible assets purchased were estimated to be $1,155,000. We have estimated the life of the Intangible assets to be 10 years and have amortized $9,177 of these assets during the six months ended June 30, 2011.

Our liabilities at June 30, 2011 were $385,560 compared to $363,612 at December 31, 2010. The increase of $21,948 is due to an increase of $8,344 in discounted convertible notes and interest payable, an increase in a loan payable of $39,376, an increase in professional fees payable of $65,805 offset by a decrease of $91,577 due to our directors and officers. The amounts due to our directors and officers total $82,296 and are non-interest bearing, unsecured and have no specific terms for repayment.

(The accompanying notes are an integral part of these financial statements)

As of June 30, 2011, we had $nil in cash on hand and negative working capital of $385,560, compared to $371 in cash on hand and negative working capital of $191,238 as of December 31, 2010. We anticipate that we will require approximately $1,000,000 to $1,400,000 for our operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating.

On May 27, 2011, 125,000,000 pre-consolidation shares were issued to Mr. Martinez (equivalent to 31,250 post-consolidation shares), and subsequently, on July 26, 2011, 99,968,750 post-consolidation shares were issued to Mr. Martinez for the purchase of Multimedia Intangible assets.

On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 1, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,661 (10,645,161 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value was accreted over the term of the convertible debenture up to its face value of $55,000. From November 8, 2010 through June 30, 2011 a total of $46,500 of this convertible note was converted into 14,005 (56,018,820 pre-consolidation) Class A common shares. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $8,500 and $4,212, respectively.

On February 1, 2011, the Company defaulted on its repayment of the convertible note dated May 3, 2010. The note’s principal and interest outstanding at June 30, 2011 amounted to $12,712.

On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,673 (10,692,464 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value was accreted over the term of the convertible debenture up to its face value of $35,000. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,000 and $4,867, respectively.

On February 21, 2011, the Company defaulted on its repayment of the convertible note dated May 18, 2010. The note’s principal and interest outstanding at June 30, 2011 amounted to $39,867.

On June 22, 2010, pursuant to the terms of the May 3rd and May 18th notes, the Company agreed to reserve for future issuance 11,926 (47,703,180 pre-consolidation) common shares which provided for three times the amount of common shares issuable upon the full conversion of the notes as of June 22, 2010. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.

(The accompanying notes are an integral part of these financial statements)

On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,666. The carrying value was accreted over the term of the convertible debenture up to its face value of $30,000. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $30,000 and $3,143, respectively.

On April 19, 2011, the Company defaulted on its repayment of the convertible note dated July 14, 2010.  The note’s principal and interest outstanding at June 30, 2011 amounted to $33,143.

On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 11, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The note is convertible into shares of the Company’s Class A common stock at a 45% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,750 as additional paid-in capital and reduced the carrying value of the convertible debenture to $1,250. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at June 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $25,000 and $1,810, respectively.

On June 11, 2011, the Company defaulted on its repayment of the convertible note dated September 7, 2010. The note’s principal and interest outstanding at June 30, 2011 amounted to $26,810.

Pursuant to the terms of the convertible notes payable, the Company agreed to reserve for future issuance sufficient common shares to provide for full conversion of the notes as at June 30, 2011.

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

(The accompanying notes are an integral part of these financial statements)

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

Cash Flows

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash provided (used) in Operating Activities	$35,404	$(13,437)
Cash provided by Investing Activities	115,823	-
Cash provided (used) by Financing Activities	(109,948)	134,147
Cash decrease from discontinued operations	(41,650)	(116,055)
Net Increase (Decrease) in Cash	$(371)	$4,655

Operating Activities

We provided $35,404 in cash from our operating activities for the six months ended June 30, 2011, compared to using $13,437 cash for the six months ended June 30, 2010.

Investing Activities

We provided cash of $115,823 from the sale of our water business assets to related parties on June 3, 2011.

Financing Activities

We used $109,948 in cash for financing activities for the six months ended June 30, 2011, compared to providing $134,147 for the six months ended June 30, 2010.  For the six months ended June 30, 2011, net repayment of advances to related parties of $109,948 accounted for the use of funds and for the six months ended June 30, 2010, a non-interest bearing loan of $41,000, proceeds from the issuance of convertible notes of $90,000 and net advances by two directors of $3,147 provided these financing activities.

Discontinued operations

We used $41,650 in cash for discontinued operations during the six months ended June 30, 2011 compared to $116,055 during the six months ending June 30, 2010.

Non-Cash Investing and Financing Activities

During the six months ended June 30, 2010, we issued an aggregate of 13,000,000 pre-consolidated common shares pursuant to three consulting agreement for services to be rendered over a one year period. These shares were issued under our 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

On June 7, 2010, we issued 5,000,000 pre-consolidated shares of our common stock for technical environmental consulting services to be rendered over a six month period. The shares were issued under our 2010 Stock Plan registered on Form S-8 on January 20, 2010. On October 7, 2010, we extended the technical environmental consulting services agreement by issuing a further 5,000,000 pre-consolidated shares to the consultant for services to be rendered over an additional six month period to June 6, 2011. These shares were also issued under our 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

(The accompanying notes are an integral part of these financial statements)

The estimated fair value of the common stock issued for the four consulting services agreements amounted to $306,500 and has been fully written off at June 30, 2011.

From November 8, 2010 through June 30, 2011, 2011 a total of $46,500 of the May 3, 2010 convertible note payable was converted into 56,018,820 pre-consolidated Class A shares of our common stock. During the six months ended June 30, 2011 $39,000 of convertible notes were converted into common shares.

On May 27, 2011, 125,000,000 pre-consolidation shares were issued to Mr. Martinez (equivalent to 31,250 post-consolidation shares), and subsequently, on July 26, 2011, 99,968,750 post-consolidation shares were issued to Mr. Martinez for the purchase of Multimedia Intangible assets. The assets acquired included codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez with an estimated fair value of $1,155,000. The useful life of the multimedia intangible assets acquired was estimated by management to be ten years from the date of the Agreement to acquire the assets, June 1, 2011.

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

Future Financings

Fundraising will be one of our primary objectives over the next twelve months. The financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through credit facilities and additional private placements of our equity securities or loans from our director. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders.

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

(The accompanying notes are an integral part of these financial statements)

Estimated Working Capital Expenditures During the Next 12 Months

We estimate our future expenditures for the next 12 months as follows:

Operating expenditures
Marketing	$400,000 - 550,000
General and Administrative	$50,000 - 75,000
Legal and Accounting	$50,000 - 75,000
Working capital	$500,000 - 700,000
Total	$1,000,000 - 1,400,000

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

Revenue Recognition

The Company recognizes revenue from the sale or rental of drinking water products and water activation products in accordance with ASC 605, “Revenue Recognition”, and SAB 104. The majority of the revenues consist of water activation units in Costa Rica, Panama and Peru. Revenue consists of the sale/rental of drinking water products and water activation products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured. The Company’s shipping terms are FOB shipping point. For UV products, the customer pays all costs from the point of shipment, and for FW products, the customer pays all costs from arrival point in the country to which the FW products are shipped. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. On June 3, 2011, the Company sold all of its water business related assets and liabilities at a net gain of $5,820.

Intangible Assets-Water

Intangible assets-water represents costs incurred to acquire product distribution rights amounting to $689,732. The useful life of the product distribution rights acquired was estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the six months ended June 30, 2011, the Company recognized $22,676 in amortization expense in relation to these assets as compared to $171,015 amortization expense for the six months ended June 30, 2010. The agreement expired January 26, 2011.

Intangible assets-multimedia

(The accompanying notes are an integral part of these financial statements)

Intangible assets-multimedia represent costs incurred to aquire multimedia assets from Christopher Martinez including codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez. The useful life of the multimedia intangible assets acquired was estimated by management to be ten years from the date of the Agreement to acquire the assets, June 1, 2011. Amortization is provided on a straight-line basis over the estimated useful life. During the quarter ended June 30, 2011, the Company recognized $9,177 in amortization expense in relation to these assets as compared to $nil amortization expense for the quarter ended June 30, 2010.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS.

Not applicable.

(The accompanying notes are an integral part of these financial statements)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

During the six months ended June 30, 2011, we received a loan in the amount of $39,376. The loan is non-interest bearing, unsecured and due on demand.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-laws
10.1(1)	Supplier Agreement with ELCE International Inc. dated August 18, 2001
10.2(1)	Distribution Agreement with Avila S.T.E.M., S.A. dated February 1, 2005
10.3(1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4(1)	Distribution Agreement with JEUFI International, S.A. dated June 22, 2005
10.5(1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6(1)	Asset Sale Agreement with Max Weissengruber and D. Brian Robertson dated January 1, 2006
10.7(1)	Consulting Agreement with D. Brian Robertson dated January 1, 2006
10.8(1)	Agreement with Max Weissengruber dated January 1, 2006.
10.9(2)	Distribution Agreement with Watergeeks Laboratories Inc. dated October 9, 2008
10.10(3)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008
10.11(4)	Joint Venture Agreement with ELCE International Corp. dated January 25, 2009
10.12(5)	Form of Debt Settlement Agreement
10.13(6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 5, 2010
10.14(6)	Convertible Promissory Note with Asher Enterprises Inc. dated May 5, 2010
10.15(7)	Agreement with Equititrend Advisors, LLC dated May 5, 2010
10.16(8)	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 18, 2010
10.17(8)	Convertible Promissory Note with Asher Enterprises Inc. dated May 18, 2010
10.18(9)	Securities Purchase Agreement with Asher Enterprises Inc. dated July 14, 2010
10.19(9)	Convertible Note dated July 14, 2010
10.20(10)	Service Agreement with Mica Capital Partners LLC dated July 21, 2010
10.21(11)	Securities Purchase Agreement with Asher Enterprises Inc. dated September 7, 2010
10.22(11)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 7, 2010
10.23(12)	Form of Debt Settlement and Subscription Agreement
10.24(13)	Consulting Agreement with Michael Borrelli dated January 11, 2010
10.25(13)	Consulting Agreement with Nand Shankar dated February 22, 2010
10.26(13)	Consulting Agreement with Marina Ricci dated February 22, 2010
10.27(13)	Consulting Agreement with Graham Linttell dated June 7, 2010
10.28(13)	Extension Agreement dated October 7, 2010 to Consulting Agreement with Graham Linttell dated June 7, 2010
10.29(14)	Letter of Intent with Agent155 Media Corp. dated March 7, 2011
10.30(14)	Approval to file Letter of Intent with Agent155 Media Corp. dated April 14, 2011
10.31(15)	Agreement of Purchase and Sale with Christopher Martinez dated April 25, 2011
10.32*	Amendment Agreement of Purchase and Sale with Christopher Martinez dated May 6, 2011
31.1*	Certification of Christopher Martinez pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Christopher martinez pursuant Section 906 of the Sarbanes-Oxley Act of 2002

(The accompanying notes are an integral part of these financial statements)

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on October 16, 2008.
(3)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
(4)	Filed as an exhibit to our Form 8-K filed on February 10, 2009.
(5)	Filed as an exhibit to our Form 10-Q filed on November 16, 2009.
(6)	Filed as an exhibit to our Form 8-K filed on May 11, 2010.
(7)	Filed as an exhibit to our Form 8-K filed on May 12, 2010.
(8)	Filed as an exhibit to our Form 8-K filed on May 25, 2010.
(9)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10970146).
(10)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10971361).
(11)	Filed as an exhibit to our Form 8-K filed on September 10, 2010.
(12)	Filed as an exhibit to our Form 8-K filed on October 19, 2010.
(13)	Filed as an exhibit to our Form 8-K filed on October 26, 2010.
(14)	Filed as an exhibit to our Form 10-K filed on April 14, 2011.
(15)	Filed as an exhibit to our Form 8-K filed on April 27, 2011.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(The accompanying notes are an integral part of these financial statements)

	AGENT155	MEDIA CORPORATION
Formerly FRESHWATER TECHNOLOGIES, INC.

Date: August 15, 2011	By:
Christopher Martinez
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Accounting and Financial Officer)

(The accompanying notes are an integral part of these financial statements)