Form 10-Q
period 2011-09-30
AGENT155 MEDIA CORP.
filed 2011-11-21
CIK 1389405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting	☒
(Do not check if a smaller reporting company)		company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of November 14, 2011, there were 117,847,172 shares of common stock, par value $0.001, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
Agent155 Media Corp.
(formerly Freshwater Technologies, Inc.)
(A Development Stage Company)

September 30, 2011

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited) September 30, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	–	371
Receivables	–	4,071
Inventory	–	115,823
Prepaid consulting fees	166,480	52,109
Total Current Assets	166,480	172,374
Intangible Assets-MultiMedia (Notes 2(m),4(i) and 8)	1,116,711	–
Intangible Assets-Water (Note 2(l))	–	22,676
Total Assets	1,283,191	195,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	217,418	81,513
Accrued convertible note interest (Note 7)	19,448	13,357
Convertible notes payable (Note 7)	93,500	94,869
Due to former related parties (Note 3(b))	85,896	173,873
Total Liabilities	416,262	363,612

Commitments and Contingencies (Notes 1, 3(a) and 6)

Subsequent Events (Note 10)

Stockholders’ Equity (Deficit)

Class A Common Stock (Notes 4 and 5) Authorized: 400,000,000 common shares, with a par value of $0.001 Issued and outstanding: 109,638,839 shares (2010 – 51,812 (207,247,027 pre-consolidation shares)	109,639	207,247

Common Stock Issuable (Notes 6(b) and (c))	63,000	–

Additional Paid-in Capital	3,665,123	2,230,696

Deficit Accumulated During the Development Stage	(2,970,833)	(2,606,505)
Total Stockholders’ Equity (Deficit)	866,929	(168,562)
Total Liabilities and Stockholders’ Equity (Deficit)	1,283,191	195,050

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from January 21, 2005 (Date of Inception) to September 30, 2011	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Amortization of intangible assets	38,289	29,112	–	38,289	–
General and administrative	637,631	26,579	170,361	86,927	312,839
Marketing and Sales	17,457	17,457	–	17,457	–
Imputed interest (Note 3(b))	120,004	1,137	1,860	4,818	5,664
Professional fees (Note 3(c))	371,345	18,186	13,309	112,699	61,735
Total Expenses	1,184,726	92,471	185,530	260,190	380,238
Net Loss From Operations	(1,184,726)	(92,471)	(185,530)	(260,190)	(380,238)

Other Income (Expenses)
Gain on settlement of debt	99,709	–	–	–	–
Accretion of discounts on convertibles (Note 7)	(102,083)	–	(21,687)	(42,631)	(27,952)
Net Loss From Continuing Operations	(1,187,100)	(92,471)	(207,217)	(302,821)	(408,190)
Discontinued Operations (Note 9)
Loss from discontinued operations	(1,789,553)	(3,000)	(133,092)	(67,326)	(420,161)
Gain on disposal of discontinued operations	5,820	–	–	5,820	–
	(1,783,733)	(3,000)	(133,092)	(61,506)	(420,161)
Net Loss	(2,970,833)	(95,471)	(340,309)	(364,327)	(828,351)

Net Loss Per Share – Basic and Diluted		(0.00)	(6.89)	(0.01)	(17.91)

Weighted Average Shares Outstanding		76,562,000	49,400	25,845,000	46,250

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	$	$

Operating Activities

Net loss from continuing operations	(302,821)	(408,190)

Adjustments to reconcile net loss to net cash provided by operating activities:

Accretion of discounts on convertible debentures	42,631	27,952
Amortization of intangible assets	38,289	–
Imputed interest	4,818	5,664
Non cash consulting costs	81,629	337,688

Changes in operating assets and liabilities:

Accounts receivable	129	–
Other receivables	–	(469)
Inventory	–	3,624
Accounts payable and accrued liabilities	151,758	(22,331)
Due to related parties	18,000	54,000

Net Cash Provided (Used) By Operating Activities	34,433	(2,062)

Investing Activities
Sale of water business assets to related parties (Note 9)	115,823	–

Financing Activities
Proceeds from issuance of convertible notes	–	145,000
Proceeds from loan payable	–	41,000
Advances from related parties	17,046	85,219
Repayments to related parties	(123,023)	(105,995)

Net Cash Provided (Used) By Financing Activities	(105,977)	165,224

Increase in Cash from Continuing Operations	44,279	163,162

Decrease in Cash from Discontinued Operations (Note 9)	(44,650)	(162,220)

Cash – Beginning of Period	371	226

Cash – End of Period	–	1,168

Non-cash Investing and Financing Activities:
Issuance of shares and shares issuable for MultiMedia assets	1,155,000	–
Issuance of shares for convertible debt	44,000	–
Issuance of shares for consulting contracts	133,000	472,000
Issuance of shares of common stock to settle debt	–	41,000

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
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

On May 27, 2011, the Company issued 31,250 (125,000,000 pre-consolidation) shares of its common stock to Christopher Martinez in exchange for the acquisition of certain assets owned by Mr. Martinez.  In exchange for the assets, the Company completed a 4000:1 reverse stock split, Company name change to Agent155 Media Corp. and the issuance, on July 26, 2011, of 99,968,750 common shares to Christopher Martinez following the reverse stock split.

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

The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated limited revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. In order to fund the proposed plan of operations, the Company will require an additional $1,000,000 to $1,400,000 in funding through the next twelve month period. As at September 30, 2011, the Company had accumulated losses of $2,970,833 since inception and a negative working capital of $249,782. The continuation of the Company as a going concern is dependent upon the continued financial support from its directors and officers, the ability to raise equity or debt financing, and the attainment of profitable operations from the business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)
2.           Summary of Significant Accounting Policies (continued)

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2011, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 2011 and 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2011, the Company had no cash equivalents.

e)	Basic and Diluted Net Income (Loss) Per Share
The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2011, the convertible notes payable of $93,500 could be converted to approximately 1,269,000 common shares.

        f)     Comprehensive Loss
ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

g)	Inventory
On June 3, 2011, inventory of water activation products and water filters was sold to two previously related parties at cost. The Company has no inventory at September 30, 2011. (See Note 9)

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)

2.           Summary of Significant Accounting Policies (continued)

       h)    Financial Instruments
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

The Company’s financial instruments consist principally of accounts payable, convertible notes payable and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. During the period ended September 30, 2011, the Company valued convertible notes payable based on "Level 2" inputs, consisting of model-derived valuations in which significant inputs are derived from observable market data.  The Company estimates that the carrying values of all of its other financial instruments approximate their fair values due to the nature or duration of these instruments.

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

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)
2.            Summary of Significant Accounting Policies (continued)

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

l)	Intangible Assets-Water
Intangible assets-water represent costs incurred to acquire product distribution rights amounting to $689,732. The useful life of the product distribution rights acquired was estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the nine months ended September 30, 2011, the Company recognized $22,676 in amortization expense in loss from discontinued operations in relation to these assets as compared to $257,941 amortization expense for the nine months ended September 30, 2010. The agreement expired January 26, 2011.

m)	Intangible Assets-MultiMedia

Intangible assets-multimedia represent costs incurred to aquire multimedia assets from Christopher Martinez including codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez. The useful life of the multimedia intangible assets acquired was estimated by management to be ten years from the date of the Agreement to acquire the assets, June 1, 2011. Amortization is provided on a straight-line basis over the estimated useful life. During the nine months ended September 30, 2011, the Company recognized $38,289 in amortization expense in relation to these assets as compared to $nil amortization expense for the nine months ended September 30, 2010.

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

3.           Related Party Transactions
a)
The Company entered into consulting agreements with the former President and former CFO of the Company.  Under these agreements, both the former President and former CFO receive $3,000 per month commencing June 1, 2006 and expiring December 31, 2011. The former President and former CEO of the Company agreed to terminate these consulting agreements effective April 1, 2011. For the nine months ended September 30, 2011, the Company recorded $18,000 (September 30, 2010 - $54,000) under discontinued operations.

b)
As at September 30, 2011, the Company was indebted to former related parties of the Company for $85,896 (September 30, 2010 - $140,527) for financing of day-to-day operations. These amounts are non-interest bearing, unsecured, and have no specific terms for repayment. For the nine months ended September 30, 2011, the Company recorded $4,818 (2010 - $5,664) of imputed interest at 5.25% relating to these amounts owing.

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

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)

3.           Related Party Transactions (continued)

d)
On June 3, 2011, the Company sold and transferred the inventory and other related assets of its water treatment business to Robertson and Weissengruber for an amount totaling $115,823 resulting in a gain on sale of these assets of $5,820 (See Note 9). This amount was applied against the balance due to them from the Company.

4.           Common Stock

a)	On January 3, 2011, $10,000 of the convertible note dated May 3, 2010 was converted into 2,273 (9,090,909 pre-consolidation) shares of Class A common stock.

b)	On February 4, 2011, $8,000 of the convertible note dated May 3, 2010 was converted into 2,222 (8,888,889 pre-consolidation) shares of Class A common stock.

c)	On March 3, 2011, $4,500 of the convertible note dated May 3, 2010 was converted into 1,607 (6,428,571 pre-consolidation) shares of Class A common stock.

d)	On March 11, 2011, $7,000 of the convertible note dated May 3, 2010 was converted into 2,917 (11,666,667 pre-consolidation) shares of Class A common stock.

e)	On April 19, 2011, $7,000 of the convertible note dated May 3, 2010 was converted into 2,917 (11,666,667 pre-consolidation) shares of Class A common stock.

f)	On June 6, 2011, $2,500 of the convertible note dated May 3, 2010 was converted into 1,563 (6,250,000 pre-consolidation) shares of Class A common stock.

g)	On September 21, 2011, $5,000 of the convertible note dated May 3, 2010 was converted into 73,529 shares of Class A common stock.

h)
Pursuant to the terms of the convertible notes payable disclosed in Note 7, the Company agreed to reserve for future issuance sufficient common shares to provide for full conversion of the notes as at September 30, 2011.

i)
On May 11, 2011, the Company’s Board of Directors approved the cancellation of the Company’s authorized Class B common stock of 100,000,000 common shares and an increase in the Company’s authorized Class A Common Stock to 400,000,000 common shares.

j)
On May 27, 2011, 31,250 (125,000,000 pre-consolidation) shares of Class A common stock were issued to Christopher Martinez in exchange for the acquisition of certain assets owned by Mr. Martinez. In exchange for the assets, the Company agreed to and completed several post closing obligations including a 4000 to 1 reverse stock split approved on July 22, 2011 and the issuance of a further 99,968,750 common shares to Christopher Martinez on July 26, 2011. The number of issued and outstanding shares have been retroactively restated for all periods presented (See Note 2(a)).

k)
In April 2011, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 1,250,000 restricted common shares, on July 26, 2011, for business consulting services to be rendered over a one year period ending July 25, 2011(See Note 6(b)). The estimated fair value of the shares issued was $17,500.

l)
In April 2011, the Company entered into a marketing consulting services agreement with a consultant whereby the Company issued 1,250,000 restricted common shares, on July 26, 2011, for marketing consulting services to be rendered over a one year period ending July 25, 2011(See Note 6(b)). The estimated fair value of the shares issued was $17,500.

m)
In April 2011, the Company entered into a technical consulting services agreement with a consultant whereby the Company issued 500,000 restricted common shares, on July 26, 2011, for business consulting services to be rendered over a one year period ending July 25, 2011(See Note 6(b)). The estimated fair value of the shares issued was $7,000.

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)
4. Common Stock (continued)

n)
In August 2011, the Company entered into a business development consulting services agreement with a corporate consultant whereby the Company issued 4,000,000 restricted common shares, on August 16, 2011, for business development consulting services to be rendered over a one year period. The estimated fair value of the shares issued was $56,000.

o)
On August 18, 2011, the Company approved an equity incentive plan entitled the 2011 Employee Benefit Plan (the “Plan”). The purpose of the Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company’s future growth and success.  2,500,000 common shares were registered on Form S-8 on August 18, 2011 under this Plan.

p)
In August 2011, the Company entered into a non-financial business development consulting services agreement with a consultant whereby the Company issued 1,500,000 common shares, on August 16, 2011, for business development consulting services to be rendered from August 26, 2011 through to July 12, 2012. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $21,000.

q)
On September 15, 2011, the Company issued 250,000 common shares to each of the business and marketing consultants under their respective contracts (500,000 in total) for consulting services to be rendered to July 25, 2012 (See Note 6(b)). The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500 under each contract ($7,000 in total).

r)
On September 21, 2011, the Company issued 250,000 common shares to the technical consultant under his contract for consulting services to be rendered to July 25, 2012 (See Note 6(b)). The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500.

s)
In September 2011, the Company entered into a technical website consulting services agreement with a consultant whereby the Company issued 250,000 common shares, on September 28, 2011, for technical website consulting services to be rendered for a period of one year. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500.

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

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
September 30, 2011
(expressed in U.S. dollars)
(unaudited)
6.   Commitments

a)
On September 23, 2008, the Company entered into a Consulting Agreement with Rolando Choso Esquivel to act as Director, Latin American Sales and Marketing. The Company will pay $1,500 monthly for these consulting services and will reimburse out of pocket expenses incurred for Company business. The agreement was for a one year term which was to expire on August 31, 2009, is renewable annually with both parties’ approval and can be terminated by the Company with two month’s notice and payment. In August 2010, the Company agreed to extend the term of this agreement to August 31, 2011. The consulting contract was terminated August 31, 2011.

b)
On April 16, 2011, the Company entered into consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli for various advisory services for a period of twelve months from the closing of the purchase and sale agreement with Christopher Martinez (“Closing”). As consideration for the consultants’ services, the Company issued an aggregate of 3,000,000 post-consolidation restricted shares to the consultants on Closing (See Notes 4(k)(l) and (m)) and will issue an aggregate of 5,000,000 post-consolidation shares under a S-8 Stock Plan (See Notes 4(q) and (r) and 10(e)(f) and (i)). The agreements can be terminated by either party with 30 days notice and payment.

c)
In September 2011, the Company entered into a technical website consulting services agreement with a consultant for technical website consulting services to be rendered for a period of one year.  As consideration for the consultant’s services, the Company issued 250,000 common shares on September 28, 2011 (See Note 4(s)) and will issue an additional 250,000 common shares under a S-8 Stock Plan (See Note 10(f)).

7.    Convertible Notes Payable

a)
On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 1, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,661 (10,645,161 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value was accreted over the term of the convertible debenture up to its face value of $55,000. From November 8, 2010 through September 30, 2011 a total of $51,500 of this convertible note was converted into 87,534 Class A common shares. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $3,500 and $4,657, respectively.

On February 1, 2011, the Company defaulted on its repayment of the convertible note dated May 3, 2010. The note’s principal and interest outstanding at September 30, 2011 amounted to $8,157.

b)
On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,673 (10,692,464 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value was accreted over the term of the convertible debenture up to its face value of $35,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,000 and $6,807, respectively.

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)

7.	Convertible Notes Payable (continued)

On February 21, 2011, the Company defaulted on its repayment of the convertible note dated May 18, 2010. The note’s principal and interest outstanding at September 30, 2011 amounted to $41,807.

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

c)
On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,666. The carrying value was accreted over the term of the convertible debenture up to its face value of $30,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $30,000 and $4,806, respectively.

On April 19, 2011, the Company defaulted on its repayment of the convertible note dated July 14, 2010.  The note’s principal and interest outstanding at September 30, 2011 amounted to $34,806.
d)
On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 11, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The note is convertible into shares of the Company’s Class A common stock at a 45% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,750 as additional paid-in capital and reduced the carrying value of the convertible debenture to $1,250. The carrying value was accreted over the term of the convertible debenture up to its face value of $25,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $25,000 and $3,196, respectively.

On June 11, 2011, the Company defaulted on its repayment of the convertible note dated September 7, 2010. The note’s principal and interest outstanding at September 30, 2011 amounted to $28,196.

8.	Asset Acquisition

On April 25, 2011, the Company entered into an agreement of purchase and sale with Christopher Martinez, the President and the owner of the assets of Agent155 Media Corp. (“Agent155”), to replace a letter of intent dated March 7, 2011. Pursuant to this agreement, the structure of the transaction was amended such that the Company agreed to acquire certain assets of Agent155 directly from Mr. Martinez in exchange for 100,000,000 shares of the Company’s common stock and additional consideration. This agreement was amended on May 6, 2011, pursuant to which the Company agreed to issue a total of 100,000,000 post-consolidation shares to Mr. Martinez, on the basis of 4,000 pre-consolidation shares being consolidated into 1 post-consolidation share. On May 27, 2011, the Company initially issued 125,000,000 pre-consolidation shares to Mr. Martinez (equivalent to 31,250 post-consolidation shares), and on July 26, 2011 the balance of 99,968,750 post-consolidation shares were issued to Mr. Martinez.

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)

8.	Asset Acquisition (continued)

The assets acquired included codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez with an estimated fair value of $1,155,000.  In accordance with the amended agreement, the Company entered into an agreement of purchase and sale with Brian Robertson and Max Weissengruber on June 3, 2011 pursuant to which the Company sold the inventory and assets related to its water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823.

9.	Discontinued Operations

On June 3, 2011, the Company sold the inventory and assets related to its water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823. The Company recognized a gain on disposal of the water business related assets of $5,820.

The results of discontinued operations are summarized as follows:

	Accumulated from January 21, 2005 (Date of Inception) to September 30, 2011	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	$	$	$	$	$

Revenue	477,307	–	–	–	220
Cost of Sales	214,999	–	–	–	133
Gross Profit	262,308	–	–	–	87

Expenses
Amortization of intangible assets	689,732	–	86,925	22,676	257,941
Consulting	292,000	–	9,000	9,000	27,000
Marketing and sales	730,901	3,000	49,517	42,850	156,357
Bad debts expense (recovery)	333,328	–	(12,350)	(7,200)	(21,050)
Commission Expense	5,900	–	–	–	–
Total Expenses	2,051,861	3,000	133,092	67,326	420,248
Net Loss from Discontinued Operations	(1,789,553)	(3,000)	(133,092)	(67,326)	(420,161)

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)

9.	Discontinued Operations (continued)

The gain on disposal is summarized as follows:

Amount $

Consideration Received:
Proceeds from sale of water business assets to related parties	115,823

Net Liabilities:
Cash	(373)
Other receivables	(3,942)
Inventories	(115,823)
Total liabilities	10,135
110,003
Gain on Disposal of Discontinued Operations	5,820

Cash flows of the discontinued operations are summarized as follows:

	Nine Months Ended September 30, 2011 $	Nine Months Ended September 30, 2010 $

Operating activities	(44,650)	(162,220)
Investing activities	–	–
Financing activities	–	–
Net Decrease in Cash	(44,650)	(162,220)

10.	Subsequent Events

a)
On August 18, 2011, the Company approved an equity incentive plan entitled the 2011 Employee Benefit Plan (the “Plan”). The purpose of the Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company’s future growth and success. A Supplemental Employee Benefit Plan was approved by the Company on October 13, 2011 and, on October 18, 2011, 3,200,000 common shares were registered on Form S-8 under the Supplemental Employee Benefit Plan.

b)
In October 2011, the Company entered into a non-financial business development consulting services agreement with a consultant whereby the Company issued 1,000,000 common shares, on October 14, 2011, for business development consulting services to be rendered from October 10, 2011 through to October 9, 2012. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

c)
In October 2011, the Company entered into an event co-ordinator consulting services agreement with a consultant whereby the Company issued 2,000,000 restricted common shares, on October 15, 2011, and 250,000 non-restricted shares, on October 15, 2011, for consulting services to be rendered from October 14, 2011 through to October 13, 2012. The non-restricted shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

(The accompanying notes are an integral part of these financial statements)

Agent155 Media Corp. (formerly Freshwater Technologies, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(expressed in U.S. dollars)
(unaudited)

10.	Subsequent Events (continued)

d)
In October 2011, the Company entered into an advertising sales consulting services agreement with a consultant whereby the Company issued 300,000 restricted common shares, on October 15, 2011, for advertising sales consulting services to be rendered from October 14, 2011 through to October 13, 2012.

e)
On October 13, 2011, the Company issued 500,000 common shares to each of the business and marketing consultants under their respective contracts (1,000,000 in total) for consulting services to be rendered to July 25, 2012 (See Note 6(b)). The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

f)
On October 14, 2011, the Company issued 250,000 common shares to each of the technical and website consultants under their respective contracts (500,000 in total) for consulting services to be rendered to July 25, 2012 for the technical consultant (See Note 6(b)) and September 27, 2012 for the website consultant (See Note 6(c)). The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

g)	On November 1, 2011, $3,500 of the convertible note dated May 3, 2010 was converted into 158,333 shares of common stock.

h)
A Supplemental Employee Benefit Plan was approved by the Company on November 4, 2011 and, on November 7, 2011, 4,400,000 common shares were registered on Form S-8 under the Supplemental Employee Benefit Plan.

i)
On November 7, 2011, the Company issued 1,250,000 common shares to each of the business and marketing consultants (2,500,000 in total) and 500,000 shares to the technical consultant under their respective contracts for consulting services to be rendered to July 25, 2012 (See Note 6(b)). The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on November 7, 2011.

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

As used in this quarterly report, the terms “we”, “us” and “our” refer to Agent155 Media Corp.(formerly Freshwater Technologies, Inc.), unless otherwise indicated.

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

On May 27, 2011, the Company issued 31,250 (125,000,000 pre-consolidation) shares of its common stock to Christopher Martinez in exchange for the acquisition of certain assets owned by Mr. Martinez.  In exchange for the assets, the Company completed a 4000:1 reverse stock split, Company name change to Agent155 Media Corp. and the issuance, on July 26, 2011, of 99,968,750 common shares to Christopher Martinez following the reverse stock split.

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

The Company is a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”.

(The accompanying notes are an integral part of these financial statements)

Current Business

On April 25, 2011, the Company entered into an agreement of purchase and sale with Christopher Martinez, the President and the owner of the assets of Agent155 Media Corp. (“Agent155”), to replace a letter of intent dated March 7, 2011. Pursuant to this agreement, the structure of the transaction was amended such that the Company agreed to acquire certain assets of Agent155 directly from Mr. Martinez in exchange for 100,000,000 shares of the Company’s common stock and additional consideration. This agreement was amended on May 6, 2011, pursuant to which the Company agreed to issue a total of 100,000,000 post-consolidation shares to Mr. Martinez, on the basis of 4,000 pre-consolidation shares being consolidated into 1 post-consolidation share. On May 27, 2011, the Company initially issued 125,000,000 pre-consolidation shares to Mr. Martinez (equivalent to 31,250 post-consolidation shares), and on July 26, 2011 the balance of 99,968,750 post-consolidation shares were issued to Mr. Martinez.

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

•
Agent155 will pay approximately $63,000 of our accounts payable and accrued interest as described in the agreement, as well as the invoices of our legal, edgarizing and filing service providers and amounts owing to previously related parties;

•	Company name has been changed to “Agent155 Media Corp.” effective July 27, 2011;

•	On June 1, 2011, the Company’s officers and directors resigned and Mr. Martinez became our sole Director;

•	Consulting agreements with Brian Robertson, Max Weissengruber and Michael Borrelli on terms and conditions agreeable to the parties, acting reasonably and in good faith were completed;

•
On June 3, 2011, the Company entered into an agreement of purchase and sale with Brian Robertson and Max Weissengruber pursuant to which the inventory and assets related to our water treatment business were sold to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823;

•	An agreement with our creditors of all outstanding convertible notes was formalized that allowed the Company to carry out the transactions contemplated by the amended agreement.

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

(The accompanying notes are an integral part of these financial statements)

Following the closing of the acquisition, we anticipate that we will generate multiple revenue streams from the following:

•	our self-advertising platform, through which members will be able to set their own daily budget (similar to Google Adwords and Facebook);

•	Agent155 Films, through which we will acquire films from members and redistribute, produce and market those films;

•	the online sale of music by our musician members, from which we anticipate receiving 30% of the proceeds;

•	the sale and/or rental of members by their films online, from which we anticipate receiving 30% of the proceeds; and

•	the sale of artwork, paintings, sculptures, jewellery, etc. online by our artist members, from which we anticipate receiving 30% of the proceeds.

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
Since we have made a significant change in our business, Directors and management, the results of our previous operations may not be material to our future operations but previous results of operations may be relevant to an investor’s decision on our common stock. Any potential investor should be aware that we have discontinued our water related business and will focus on developing and providing an affordable high-quality online presence for the global artistic and athletic communities.

Results of Operations

Revenue

For the three month and the nine month periods ended September 30, 2011 and September 30, 2010, the Company had no revenue.

(The accompanying notes are an integral part of these financial statements)

Operating Costs and Expenses
The major components of expenses on continuing operations for the three and nine month periods ended September 30, 2011 and 2010 are outlined in the table below:
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	$	$	$	$

Expenses
Amortization of intangible assets	29,112	–	38,289	–
General and administrative	26,579	170,361	86,927	312,839
Imputed interest	1,137	1,860	4,818	5,664
Professional fees	18,186	13,309	112,699	61,735
Gain on settlement of debt	–	–	–	–
Marketing and sales	17,457	–	17,457	–
Total Expenses	92,471	185,530	260,190	380,238

Net Loss From Operations	(92,471)	(185,530)	(260,190)	(380,238)
Accretion of discounts on convertible notes	–	(21,687)	(42,631)	(27,952)
Net Loss	(92,471)	(207,207)	(302,821)	(408,190)

The Company’s net loss from continuing operations for the three months ending September 30, 2011 was $92,471 compared to $207,207 for the three months ending September 30, 2010.
For the three months ended September 30, 2011, our operating expenses totalled $92,471 as compared to $185,530 for the three months ended September 30, 2010. Amortization of intangible assets representing amortization of costs incurred to aquire multimedia assets, in June 2011, including codes, multimedia content, intangible assets and computer servers amounted to $29,112 for the three months ended September 30, 2011 compared with $nil for the three months ended September 30, 2010. Professional fees amounted to $18,816 for the three months ended September 30, 2011 as compared to $13,309 for the three months ended September 30, 2010 with the majority of the increase being attributable to legal fees. Marketing and sales expenses were $17,457 for the three months ended September 30, 2011 as compared to $nil for the three months ended September 30, 2010. This increase is due to costs incurred for three new consulting contracts, formalized during 2011, for marketing advice and business development consulting advice. General and administrative expenses were $26,579 during the three months ended September 30, 2011 as compared to $170,361 for the three months ended September 30, 2010. This decrease is mainly due to the expiration of five 2010 consulting service agreements completed during 2011 for general consulting services, research and development consulting services, web site update consulting services, public relations and shareholder communication consulting services and environmental technical consulting services offset by the signing of three new consulting agreements in 2011 for administrative/financial advice, technical advice and website development advice. Imputed interest on related partys’ loans was $1,137 for the three months ended September 30, 2011 as compared to $1,860 for the three months ended September 30, 2010.
Accretion of discounts on two convertible notes issued in May 2010, one convertible note issued in July 2010 and one convertible note issued in September 2010 amounted to $nil for the three months ended September 30, 2011 compared to $21,687 for the three months ended September 30, 2010. All four notes have been fully accreted.

(The accompanying notes are an integral part of these financial statements)

The Company’s net loss from continuing operations for the nine months ending September 30, 2011 was $302,821 compared to $408,190 for the nine months ending September 30, 2010.
For the nine months ended September 30, 2011, our operating expenses totalled $260,190 as compared to $380,238 for the nine months ended September 30, 2010. Amortization of intangible assets representing amortization of costs incurred to aquire multimedia assets, in June 2011, including codes, multimedia content, intangible assets and computer servers amounted to $38,289 for the nine months ended September 30, 2011 compared with $nil for the nine months ended September 30, 2010. Professional fees amounted to $112,699 for the nine months ended September 30, 2011 as compared to $61,735 for the nine months ended September 30, 2010 with the majority of the increase being attributable to legal fees incurred for the purchase of the Multi-Media intangible assets. Marketing and sales expenses were $17,457 for the nine months ended September 30, 2011 as compared to $nil for the nine months ended September 30, 2010. This increase is due to costs incurred for three new consulting contracts, formalized during 2011, for marketing advice and business development consulting advice. General and administrative expenses were $86,927 during the nine months ended September 30, 2011 as compared to $312,839 for the nine months ended September 30, 2010. This decrease is mainly due to the expiration of five 2010-11 consulting service agreements completed during 2011 for general consulting services, research and development consulting services, web site update consulting services, public relations and shareholder communication consulting services and environmental technical consulting services offset by the signing of three new consulting agreements in 2011 for administrative/financial advice, technical advice and website development advice. Imputed interest on related partys’ loans was $4,818 for the nine months ended September 30, 2011 as compared to $5,664 for the nine months ended September 30, 2010.
Accretion of discounts on two convertible notes issued in May 2010, one convertible note issued in July 2010 and one convertible note issued in September 2010 amounted to $42,631 for the nine months ended September 30, 2011 compared to $27,952 for the nine months ended September 30, 2010. All four notes have been fully accreted.

Discontinued Operations

On June 3, 2011, the Company sold the inventory and assets related to its water treatment business to Mr. Robertson and Mr. Weissengruber for the aggregate amount of $115,823. The Company recognized a gain on disposal of the water business related assets of $5,820.

The results of discontinued operations are summarized as follows:

	Accumulated from January 21, 2005 (Date of Inception) to September 30, 2011	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	$	$	$	$	$

Revenue	477,307	–	–	–	220
Cost of Sales	214,999	–	–	–	133
Gross Profit	262,308	–	–	–	87

Expenses
Amortization of intangible assets	689,732	–	86,925	22,676	257,941
Consulting	292,000	–	9,000	9,000	27,000
Marketing and sales	730,901	3,000	49,517	42,850	156,357
Bad debts expense (recovery)	333,328	–	(12,350)	(7,200)	(21,050)
Commission Expense	5,900	–	–	–	–
Total Expenses	2,051,861	3,000	133,092	67,326	420,248
Net Loss from Discontinued Operations	(1,789,553)	(3,000)	(133,092)	(67,326)	(420,161)

(The accompanying notes are an integral part of these financial statements)

The gain on disposal is summarized as follows:

Amount $

Consideration Received:
Proceeds from sale of water business assets to related parties	115,823

Net Liabilities:
Cash	(373)
Other receivables	(3,942)
Inventories	(115,823)
Total liabilities	10,135
110,003
Gain on Disposal of Discontinued Operations	5,820

Cash flows of the discontinued operations are summarized as follows:

	Nine Months Ended September 30, 2011 $	Nine Months Ended September 30, 2010 $

Operating activities	(44,650)	(162,220)
Investing activities	–	–
Financing activities	–	–
Net Decrease in Cash	(44,650)	(162,220)

Liquidity and Capital Resources

	September 30, 2011	December 31, 2010

Current Assets	$166,480	$172,374
Current Liabilities	416,262	363,612
Working Capital (Deficiency)	$(249,782)	$(191,238)

Our total assets at September 30, 2011 were $1,283,191, compared to $195,050 at December 31, 2010. At September 30, 2011 our assets were $166,480 in prepaid consulting fees and the net Intangible Multimedia Agent155 Assets purchased from Christopher Martinez (as described below) on June 1, 2011 amounting to $1,116,711.

At December 31, 2010, all of our assets were water business related which were sold June 3, 2011 for a net gain of $5,820.

On May 27, 2011, the Company issued 125,000,000 shares of its pre-consolidation common stock (31,250 post-consolidation shares) to Christopher Martinez in exchange for the acquisition of certain Intangible assets owned by Mr. Martinez. In exchange for the assets, the Company agreed to and, subsequently, completed several post-closing obligations including a 4000:1 reverse stock split, Company name change to Agent155 Media Corp. and the issuance of a further 99,968,750 common shares to Christopher Martinez following the completion of the reverse stock split.The fair value of the restricted shares issued and the Intangible assets purchased were estimated to be $1,155,000. We have estimated the life of the Intangible assets to be 10 years and have amortized $38,289 of these assets during the nine months ended September 30, 2011.

(The accompanying notes are an integral part of these financial statements)

Our liabilities at September 30, 2011 were $416,262 compared to $363,612 at December 31, 2010. The increase of $52,650 is due to an increase of $4,722 in discounted convertible notes and related interest payable, an increase in a loan payable of $45,921, an increase in professional fees payable of $70,119 and an increase in other accounts payable of $19,865 offset by a decrease of $87,977 due to former directors and officers. The amounts due to our former directors and officers total $85,896 and are non-interest bearing, unsecured and have no specific terms for repayment.

As of September 30, 2011, we had $nil in cash on hand and negative working capital of $249,782, compared to $371 in cash on hand and negative working capital of $191,238 as of December 31, 2010. We anticipate that we will require approximately $1,000,000 to $1,400,000 for our operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next 12 months. Accordingly, we do not have enough money to carry out our business plan and we will need to obtain additional financing in order to continue operating.

On May 27, 2011, 31,250 (125,000,000 pre-consolidation) shares of Class A common stock were issued to Christopher Martinez in exchange for the acquisition of certain assets owned by Mr. Martinez. In exchange for the assets, the Company agreed to and completed several post closing obligations including a 4000 to 1 reverse stock split approved on July 22, 2011 and the issuance of a further 99,968,750 common shares to Christopher Martinez on July 26, 2011. The number of issued and outstanding shares have been retroactively restated for all periods presented.

In April 2011, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 1,250,000 restricted common shares, on July 26, 2011, for business consulting services to be rendered over a one year period ending July 25, 2011. The estimated fair value of the shares issued was $17,500.

In April 2011, the Company entered into a marketing consulting services agreement with a consultant whereby the Company issued 1,250,000 restricted common shares, on July 26, 2011, for marketing consulting services to be rendered over a one year period ending July 25, 2011. The estimated fair value of the shares issued was $17,500.

In April 2011, the Company entered into a technical consulting services agreement with a consultant whereby the Company issued 500,000 restricted common shares, on July 26, 2011, for business consulting services to be rendered over a one year period ending July 25, 2011. The estimated fair value of the shares issued was $7,000.

In August 2011, the Company entered into a business development consulting services agreement with a corporate consultant whereby the Company issued 4,000,000 restricted common shares, on August 16, 2011, for business development consulting services to be rendered over a one year period. The estimated fair value of the shares issued was $56,000.

On August 18, 2011, the Company approved an equity incentive plan entitled the 2011 Employee Benefit Plan (the “Plan”). The purpose of the Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company’s future growth and success.  2,500,000 common shares were registered on Form S-8 on August 18, 2011 under this Plan.

(The accompanying notes are an integral part of these financial statements)

In August 2011, the Company entered into a non-financial business development consulting services agreement with a consultant whereby the Company issued 1,500,000 common shares, on August 16, 2011, for business development consulting services to be rendered from August 26, 2011 through to July 12, 2012. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $21,000.

On September 15 2011, the Company issued 250,000 common shares (500,000 in total) to each of the business and marketing consultants under their respectve contracts for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500 under each contract ($7,000 in total) as determined using the price of the shares as filed with Form S-8.

On September 21, 2011, the Company issued 250,000 common shares to the technical consultant under his contract for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500 as determined using the price of the shares as filed with Form S-8.

In September 2011, the Company entered into a technical website consulting services agreement with a consultant whereby the Company issued 250,000 common shares, on September 28, 2011, for technical website consulting services to be rendered for a period of one year. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500 as determined using the price of the shares as filed with Form S-8.

On August 18, 2011, the Company approved an equity incentive plan entitled the 2011 Employee Benefit Plan (the “Plan”). The purpose of the Plan is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company’s future growth and success. A Supplemental Employee Benefit Plan was approved by the Company on October 13, 2011 and, on October 18, 2011, 3,200,000 common shares were registered on Form S-8 under the Supplemental Employee Benefit Plan.

In October 2011, the Company entered into a non-financial business development consulting services agreement with a consultant whereby the Company issued 1,000,000 common shares, on October 14, 2011, for business development consulting services to be rendered from October 10, 2011 through to October 9, 2012. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

In October 2011, the Company entered into an event co-ordinator consulting services agreement with a consultant whereby the Company issued 2,000,000 restricted common shares, on October 15, 2011, and 250,000 non-restricted shares, on October 15, 2011, for consulting services to be rendered from October 14, 2011 through to October 13, 2012. The non-restricted shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

In October 2011, the Company entered into an advertising sales consulting services agreement with a consultant whereby the Company issued 300,000 restricted common shares, on October 15, 2011 for adverising sales consulting services to be rendered from October 14, 2011 through to October 13, 2012. .

On October 13, 2011, the Company issued 500,000 common shares (1,000,000 in total) to each of the business and marketing consultants under their respective contracts for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

(The accompanying notes are an integral part of these financial statements)

On October 14, 2011, the Company issued 250,000 common shares (500,000 in total) to each of the technical and website consultants under their respective contracts for consulting services to be rendered to July 25, 2012 for the technical consultant and September 27, 2012 for the website consultant. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011.

On November 4, 2011, a Supplemental Employee Benefit Plan was approved by the Company and, on November 7, 2011, 4,400,000 common shares were registered on Form S-8 under the Supplemental Employee Benefit Plan.

On November 7, 2011, the Company issued 1,250,000 common shares(2,500,000 in ttal) to each of the business and marketing consultants and 500,000 shares to the technical consultant under their respective contracts for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on November 7, 2011.

On May 3, 2010, the Company issued a $55,000 convertible note with a maturity on February 1, 2011 and bearing interest at 8% per annum for cash proceeds of $55,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,661 (10,645,161 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,667 as additional paid-in capital and reduced the carrying value of the convertible debenture to $18,333. The carrying value was accreted over the term of the convertible debenture up to its face value of $55,000. From November 8, 2010 through September 30, 2011 a total of $51,500 of this convertible note was converted into 87,534 Class A common shares. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $3,500 and $4,657, respectively.
On February 1, 2011, the Company defaulted on its repayment of the convertible note dated May 3, 2010. The note’s principal and interest outstanding at September 30, 2011 amounted to $8,157.

On November 1, 2011, $3,500 of the convertible note dated May 3, 2010 was converted into 158,333 shares of common stock.

On May 18, 2010, the Company issued a $35,000 convertible note with a maturity on February 21, 2011 and bearing interest at 8% per annum for cash proceeds of $35,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 2,673 (10,692,464 pre-consolidation) shares of Class A common stock which provided for three times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion.The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,667. The carrying value was accreted over the term of the convertible debenture up to its face value of $35,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $35,000 and $6,807, respectively.

On February 21, 2011, the Company defaulted on its repayment of the convertible note dated May 18, 2010. The note’s principal and interest outstanding at September 30, 2011 amounted to $41,807.

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

On July 14, 2010, the Company issued a $30,000 convertible note with a maturity on April 19, 2011 and bearing interest at 8% per annum for cash proceeds of $30,000. The note is convertible into shares of the Company’s Class A common stock at a 40% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $18,333 as additional paid-in capital and reduced the carrying value of the convertible debenture to $11,666. The carrying value was accreted over the term of the convertible debenture up to its face value of $30,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $30,000 and $4,806, respectively.

On April 19, 2011, the Company defaulted on its repayment of the convertible note dated July 14, 2010.  The note’s principal and interest outstanding at September 30, 2011 amounted to $34,806.

On September 7, 2010, the Company issued a $25,000 convertible note with a maturity on June 11, 2011 and bearing interest at 8% per annum for cash proceeds of $25,000. The note is convertible into shares of the Company’s Class A common stock at a 45% discount of the average of the lowest three trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) for the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. Pursuant to the terms of the note the Company agreed to reserve for future issuance 6,696 (26,785,714 pre-consolidation) shares of Class A common stock which provides for five times the amount of common shares issuable upon the full conversion of the note. The Company is required to maintain this ratio based on the conversion price from time to time and may be subject to significant penalties should an insufficient number of shares be available for issuance on the date of conversion. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,750 as additional paid-in capital and reduced the carrying value of the convertible debenture to $1,250. The carrying value will be accreted over the term of the convertible debenture up to its face value of $25,000. As at September 30, 2011, the carrying values of the convertible debenture and accrued convertible interest payable thereon were $25,000 and $3,196, respectively.

On June 11, 2011, the Company defaulted on its repayment of the convertible note dated September 7, 2010. The note’s principal and interest outstanding at September 30, 2011 amounted to $28,196.

Pursuant to the terms of the convertible notes payable, the Company agreed to reserve for future issuance sufficient common shares to provide for full conversion of the notes as at September 30, 2011.

(The accompanying notes are an integral part of these financial statements)

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

Cash Flows

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash provided (used) in Operating Activities	$34,433	$(2,062)
Cash provided by Investing Activities	115,823	-
Cash provided (used) by Financing Activities	(105,977)	165,224
Cash decrease from discontinued operations	(44,650)	(162,220)
Net Increase (Decrease) in Cash	$(371)	$942

Operating Activities

We provided $34,433 in cash from our operating activities for the nine months ended September 30, 2011, compared to using $2,062 cash for the nine months ended September 30, 2010.

Investing Activities

We provided cash of $115,823 from the sale of our water business assets to related parties on June 3, 2011.

Financing Activities

We used $105,977 in cash for financing activities for the nine months ended September 30, 2011, compared to providing $165,224 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, net repayment of advances to related parties of $105,977 accounted for the use of funds and for the nine months ended September 30, 2010, a non-interest bearing loan of $41,000, proceeds from the issuance of convertible notes of $145,000 and net repayment of advances to related parties of $20,776 provided these financing activities.

Discontinued operations

We used $44,650 in cash for discontinued operations during the nine months ended September 30, 2011 compared to $162,220 during the nine months ending September 30, 2010.

(The accompanying notes are an integral part of these financial statements)

Non-Cash Investing and Financing Activities

From November 8, 2010 through September 30, 2011, 2011 a total of $51,500 of the May 3, 2010 convertible note payable was converted into 87,534 post-consolidated shares of our common stock. During the nine months ended September 30, 2011, $44,000 of the May 3, 2010 convertible note was converted into common shares.

On November 1, 2011, $3,500 of the convertible note dated May 3, 2010 was converted into 158,333 shares of common stock.

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

In April 2011, the Company entered into a business consulting services agreement with a consultant whereby the Company issued 1,250,000 restricted common shares, on July 26, 2011, for business consulting services to be rendered over a one year period ending July 25, 2011. The estimated fair value of the shares issued was $17,500.

In April 2011, the Company entered into a marketing consulting services agreement with a consultant whereby the Company issued 1,250,000 restricted common shares, on July 26, 2011, for marketing consulting services to be rendered over a one year period ending July 25, 2011. The estimated fair value of the shares issued was $17,500.

In April 2011, the Company entered into a technical consulting services agreement with a consultant whereby the Company issued 500,000 restricted common shares, on July 26, 2011, for business consulting services to be rendered over a one year period ending July 25, 2011. The estimated fair value of the shares issued was $7,000.

In August 2011, the Company entered into a business development consulting services agreement with a corporate consultant whereby the Company issued 4,000,000 restricted common shares, on August 16, 2011, for business development consulting services to be rendered over a one year period. The estimated fair value of the shares issued was $56,000.

In August 2011, the Company entered into a non-financial business development consulting services agreement with a consultant whereby the Company issued 1,500,000 common shares, on August 16, 2011, for business development consulting services to be rendered from August 26, 2011 through to July 12, 2012. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $21,000.

On September 15 2011, the Company issued 250,000 common shares (500,000 in total) to each of the business and marketing consultants under their respectve contracts for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500 ($7,000 in total) under each contract.

On September 21, 2011, the Company issued 250,000 common shares to the technical consultant under his contract for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500.

(The accompanying notes are an integral part of these financial statements)

In September 2011, the Company entered into a technical website consulting services agreement with a consultant whereby the Company issued 250,000 common shares, on September 28, 2011, for technical website consulting services to be rendered for a period of one year. The shares were issued under the 2011 Employee Benefit Plan registered on Form S-8 on August 18, 2011. The estimated fair value of the shares issued was $3,500.

In October 2011, the Company entered into a non-financial business development consulting services agreement with a consultant whereby the Company issued 1,000,000 common shares, on October 14, 2011, for business development consulting services to be rendered from October 10, 2011 through to October 9, 2012. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011. The estimated fair value of the shares issued was $14,000.

In October 2011, the Company entered into an event co-ordinator consulting services agreement with a consultant whereby the Company issued 2,000,000 restricted common shares, on October 15, 2011, and 250,000 non-restricted shares, on October 15, 2011, for consulting services to be rendered from October 14, 2011 through to October 13, 2012. The non-restricted shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011. The estimated fair value of the shares issued was $31,500.

In October 2011, the Company entered into an advertising sales consulting services agreement with a consultant whereby the Company issued 300,000 restricted common shares, on October 15, 2011 for adverising sales consulting services to be rendered from October 14, 2011 through to October 13, 2012. The estimated fair value of the shares issued was $4,200.

On October 13, 2011, the Company issued 500,000 common shares (1,000,000 in total) to each of the business and marketing consultants under their respective contracts for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011. The estimated fair value of the shares issued was $7,000 under each contract ($14,000 in total).

On October 14, 2011, the Company issued 250,000 common shares (500,000 in total) to each of the technical and website consultants under their respective contracts for consulting services to be rendered to July 25, 2012 for the technical consultant and September 27, 2012 for the website consultant. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on October 18, 2011. The estimated fair value of the shares issued was $3,500 under each contract ($7,000 in total).

On November 4, 2011, a Supplemental Employee Benefit Plan was approved by the Company and, on November 7, 2011, 4,400,000 common shares were registered on Form S-8 under the Supplemental Employee Benefit Plan.

On November 7, 2011, the Company issued 1,250,000 common shares (2,500,000 in total) to each of the business and marketing consultants and 500,000 shares to the technical consultant under their respective contracts for consulting services to be rendered to July 25, 2012. The shares were issued under the 2011 Supplemental Employee Benefit Plan registered on Form S-8 on November 7, 2011. The estimated fair value of the shares issued was $42,000.

During the nine months ended September 30, 2010, we issued an aggregate of 3,250 post-consolidated common shares pursuant to three consulting agreements for services to be rendered over a one year period. These shares were issued under our 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

(The accompanying notes are an integral part of these financial statements)

On June 7, 2010, we issued 1,250 post-consolidated shares of our common stock for technical environmental consulting services to be rendered over a six month period. The shares were issued under our 2010 Stock Plan registered on Form S-8 on January 20, 2010. On October 7, 2010, we extended the technical environmental consulting services agreement by issuing a further 1,250 post-consolidated shares to the consultant for services to be rendered over an additional six month period to June 6, 2011. These shares were also issued under our 2010 Stock Plan and were registered on Form S-8 on January 20, 2010.

The estimated fair value of the common stock issued for the four consulting services agreements amounted to $306,500 and has been fully written off at September 30, 2011.

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

Intangible Assets-Water

Intangible assets-water represent costs incurred to acquire product distribution rights amounting to $689,732. The useful life of the product distribution rights acquired was estimated by management to be two years. Amortization is provided on a straight-line basis over the estimated useful life. During the nine months ended September 30, 2011, the Company recognized $22,676 in amortization expense in loss from discontinued operations in relation to these assets as compared to $257,941 amortization expense for the nine months ended September 30, 2010. The agreement expired January 26, 2011.

(The accompanying notes are an integral part of these financial statements)

Intangible assets-multimedia

Intangible assets-multimedia represent costs incurred to aquire multimedia assets from Christopher Martinez including codes, multimedia content, intangible assets and computer servers owned by Mr. Martinez. The useful life of the multimedia intangible assets acquired was estimated by management to be ten years from the date of the Agreement to acquire the assets, June 1, 2011. Amortization is provided on a straight-line basis over the estimated useful life. During the nine months ended September 30, 2011, the Company recognized $38,289 in amortization expense in relation to these assets as compared to $nil amortization expense for the nine months ended September 30, 2010.

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

(The accompanying notes are an integral part of these financial statements)

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

During the nine months ended September 30, 2011, we received a loan in the amount of $45,921. The loan is non-interest bearing, unsecured and due on demand.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-laws
10.1(1)	Supplier Agreement with ELCE International Inc. dated August 18, 2001
10.2(1)	Distribution Agreement with Avila S.T.E.M., S.A. dated February 1, 2005
10.3(1)	Supplier Agreement with R-Can Environmental Inc. dated May 20, 2005
10.4(1)	Distribution Agreement with JEUFI International, S.A. dated June 22, 2005
10.5(1)	Distribution Agreement with Freshwater Latin, S.A. dated September 1, 2005
10.6(1)	Asset Sale Agreement with Max Weissengruber and D. Brian Robertson dated January 1, 2006

(The accompanying notes are an integral part of these financial statements)

Exhibit Number	Description
10.7(1)	Consulting Agreement with D. Brian Robertson dated January 1, 2006
10.8(1)	Agreement with Max Weissengruber dated January 1, 2006.
10.9(2)	Distribution Agreement with Watergeeks Laboratories Inc. dated October 9, 2008
10.10(3)	Extension Agreement dated December 31, 2008 to Distribution Agreement with Watergeeks Laboratories Inc., dated October 9, 2008
10.11(4)	Joint Venture Agreement with ELCE International Corp. dated January 25, 2009
10.12(5)	Form of Debt Settlement Agreement
10.13(6)	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 5, 2010
10.14(6)	Convertible Promissory Note with Asher Enterprises Inc. dated May 5, 2010
10.15(7)	Agreement with Equititrend Advisors, LLC dated May 5, 2010
10.16(8)	Securities Purchase Agreement with Asher Enterprises, Inc. dated May 18, 2010
10.17(8)	Convertible Promissory Note with Asher Enterprises Inc. dated May 18, 2010
10.18(9)	Securities Purchase Agreement with Asher Enterprises Inc. dated July 14, 2010
10.19(9)	Convertible Note dated July 14, 2010
10.20(10)	Service Agreement with Mica Capital Partners LLC dated July 21, 2010
10.21(11)	Securities Purchase Agreement with Asher Enterprises Inc. dated September 7, 2010
10.22(11)	Convertible Promissory Note with Asher Enterprises, Inc. dated September 7, 2010
10.23(12)	Form of Debt Settlement and Subscription Agreement
10.24(13)	Consulting Agreement with Michael Borrelli dated January 11, 2010
10.25(13)	Consulting Agreement with Nand Shankar dated February 22, 2010
10.26(13)	Consulting Agreement with Marina Ricci dated February 22, 2010
10.27(13)	Consulting Agreement with Graham Linttell dated June 7, 2010
10.28(13)	Extension Agreement dated October 7, 2010 to Consulting Agreement with Graham Linttell dated June 7, 2010
10.29(14)	Letter of Intent with Agent155 Media Corp. dated March 7, 2011
10.30(14)	Approval to file Letter of Intent with Agent155 Media Corp. dated April 14, 2011
10.31(15)	Agreement of Purchase and Sale with Christopher Martinez dated April 25, 2011
10.32(16)	Amendment Agreement of Purchase and Sale with Christopher Martinez dated May 6, 2011
31.1*	Certification of Christopher Martinez pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Christopher Martinez pursuant Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Form SB-2 registration statement filed on February 12, 2007.
(2)	Filed as an exhibit to our Form 8-K filed on October 16, 2008.
(3)	Filed as an exhibit to our Form 8-K filed on January 6, 2009.
(4)	Filed as an exhibit to our Form 8-K filed on February 10, 2009.

(The accompanying notes are an integral part of these financial statements)

(5)	Filed as an exhibit to our Form 10-Q filed on November 16, 2009.
(6)	Filed as an exhibit to our Form 8-K filed on May 11, 2010.
(7)	Filed as an exhibit to our Form 8-K filed on May 12, 2010.
(8)	Filed as an exhibit to our Form 8-K filed on May 25, 2010.
(9)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10970146).
(10)	Filed as an exhibit to our Form 8-K filed on July 27, 2010 (file #10971361).
(11)	Filed as an exhibit to our Form 8-K filed on September 10, 2010.
(12)	Filed as an exhibit to our Form 8-K filed on October 19, 2010.
(13)	Filed as an exhibit to our Form 8-K filed on October 26, 2010.
(14)	Filed as an exhibit to our Form 10-K filed on April 14, 2011.
(15)	Filed as an exhibit to our Form 8-K filed on April 27, 2011.
(16)	Filed as an exhibit to our Form 10-K filed on August 15 2011
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGENT155 MEDIA CORP.

Date: November 14, 2011	By:
Christopher Martinez
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (Principal Executive, Accounting and Financial Officer)

(The accompanying notes are an integral part of these financial statements)